Form 10-Q
period 2021-09-30
Winc, Inc.
filed 2021-12-09
CIK 1782627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-41055

Winc, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2988960
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1751 Berkeley St, Studio 3 Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

(800) 297-1760

(Registrant’s telephone number, including area code)

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	WBEV	The NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 8, 2021, the registrant had 13,159,170 shares of common stock, $0.0001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report other than statements of historical fact, are forward-looking statements, including statements regarding:

•
Estimates of our total addressable market, future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing.
•
Our expectations about market trends and our ability to capitalize on these trends.
•
The impact on our business, financial condition and results of operation from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide.
•
Our ability to effectively and efficiently develop new brands of wines and introduce products in beverage categories beyond wine.
•
Our ability to efficiently increase online consumer acquisition.
•
Our ability to increase awareness of our portfolio of brands in order to successfully compete with other companies.
•
Our ability to maintain and improve our technology platform supporting our Winc digital platform.
•
Our ability to maintain and expand our relationship with wholesale distributors and retailers.
•
Our ability to continue to operate in a heavily regulated environment.
•
Our ability to establish and maintain intellectual property protection or avoid claims of infringement.
•
Our ability to hire and retain qualified personnel.
•
Our ability to obtain adequate financing.

The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Winc” or the “Company” refer to Winc, Inc. and its consolidated subsidiaries.

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our investor relations website at ir.winc.com as soon as reasonably practicable after filing such material with the SEC.

We may announce material business and financial information to our investors using our investor relations website at ir.winc.com. We therefore encourage investors and others interested in Winc to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
•
Our historical growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
•
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
•
We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our brands. As our marketing strategies and channels evolve, our efforts may not be successful.
•
The success of our business depends heavily on the strength of brands, and our brands and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our brands, which could have an adverse effect on our business, financial condition, results of operations and prospects.
•
If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.
•
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel.
•
We rely on third-party suppliers, producers, retailers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
•
Our business may be adversely affected if we are unable to provide our consumers with a technology platform that is able to respond and adapt to rapid changes in technology, if our platform encounters disruptions in usability or if our consumers find our platform less usable or attractive than our competitors’.
•
Consumer demand for wine could decline for a variety of reasons. Reduced demand could harm our results of operations, financial condition and prospects.
•
The occurrence of an environmental catastrophe could disrupt our business. Climate change, wildfires, disease, pests, weather conditions and problems with water supply could also have adverse effects on our business.
•
Due to the legacy alcohol beverage distribution system in the United States, we are heavily reliant on wholesale distributors and government agencies that resell Alcoholic Beverages in all states. A significant reduction in wholesale distributor demand for our wines would materially and adversely affect our sales and profitability.
•
The consumer reception of the launch and expansion of our brands is inherently uncertain and may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and which could have a materially adverse effect on our business, results of operations and financial results.
•
If we are unable to obtain adequate supplies of premium grapes and bulk wine from third-party grape growers and bulk wine suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.
•
As a producer of Alcoholic Beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

PART I—FINANCIAL INFORMATION

Winc, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,612	$7,008
Accounts receivable, net of allowance for doubtful accounts and sales returns of $0.7 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively	2,886	1,505
Inventory	22,371	11,880
Prepaid expenses and other current assets	4,463	3,046
Total current assets	31,332	23,439
Property and equipment, net	826	654
Intangible assets, net	9,834	—
Other assets	2,209	131
Total assets	$44,201	$24,224
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,482	$3,673
Accrued liabilities	6,136	4,759
Contract liabilities	10,995	8,691
Current portion of long-term debt	1,205	1,526
Line of credit	5,500	—
Total current liabilities	29,318	18,649
Deferred rent	139	223
Warrant liabilities	3,746	1,067
Paycheck Protection Program note payable	—	1,364
Long-term debt, net	—	812
Early exercise stock option liability	1,974	—
Other liabilities	1,433	496
Total liabilities	36,610	22,611
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 80,083,782 and 71,512,354 shares authorized, 8,384,906 and 7,266,986 shares issued and outstanding, aggregate liquidation preference of $87,385 and $71,746 as of September 30, 2021 and December 31, 2020, respectively	68,884	56,462
Stockholders’ deficit:
Common stock, $0.0001 par value, 115,490,000 and 106,910,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 3,153,906 and 945,794, shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Treasury stock (168,750 shares outstanding as of both September 30, 2021 and December 31, 2020)	(7)	(7)
Additional paid-in capital	4,854	2,229
Accumulated deficit	(66,142)	(57,072)
Total stockholders’ deficit	(61,293)	(54,849)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$44,201	$24,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$18,457	$17,848	$53,573	$47,014
Cost of revenues	10,653	10,302	30,605	28,525
Gross profit	7,804	7,546	22,968	18,489
Operating expenses:
Marketing	3,700	4,824	11,678	11,772
Personnel	7,153	2,055	12,540	5,521
General and administrative	2,987	1,744	8,555	5,117
Production and operation	44	47	97	136
Creative development	131	19	287	73
Total operating expenses	14,015	8,689	33,157	22,619
Loss from operations	(6,211)	(1,143)	(10,189)	(4,130)
Other income (expense)
Interest expense	(127)	(145)	(548)	(676)
Change in fair value of warrant liabilities	248	—	(644)	(229)
Other income (expense), net	358	(27)	2,330	(19)
Total other income (expense), net	479	(172)	1,138	(924)
Loss before provision for income taxes	(5,732)	(1,315)	(9,051)	(5,054)
Income tax expense	1	9	17	15
Net loss	$(5,733)	$(1,324)	$(9,068)	$(5,069)
Net loss per common share:
Basic and diluted	$(2.55)	$(1.49)	$(4.72)	$(5.70)
Weighted-average common shares outstanding:
Basic and diluted	2,252,128	889,559	1,922,559	889,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Promissory Notes for Common	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock Issued	Capital	Deficit	Deficit
Balance at December 31, 2020	7,266,986	$56,462	945,794	$1	168,750	$(7)	$-	$2,229	$(57,072)	$(54,849)
Stock-based compensation expense	—	—	—	—	—	—	—	172	—	172
Stock option exercises	—	—	2,109,308	1	—	—	—	1,627	—	1,628
Vesting of early exercised stock options	—	—	—	—	—	—	—	5	—	5
Employee promissory notes issued for the exercise of stock options	—	—	—	—	—	—	(3,453)	—	—	(3,453)
Issuance of Series E Preferred Stock, net of $499 of issuance costs	332,220	4,162	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of $694 of issuance costs	714,272	7,272	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock in connection with an acquisition	71,428	1,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,337)	(3,337)
Balance at June 30, 2021	8,384,906	68,896	3,055,102	2	168,750	(7)	(3,453)	4,033	(60,409)	(59,834)
Stock-based compensation expense	—	—	—	—	—	—	—	819	—	819
Stock option exercises	—	—	15,832	—	—	—	—	29	—	29
Vesting of early exercised stock options	—	—	—	—	—	—	—	(27)	—	(27)
Forgiveness of promissory notes receivable	—	—	—	—	—	—	3,453	—	—	3,453
Issuance costs of Series E preferred stock	—	(12)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,733)	(5,733)
Balance at September 30, 2021	8,384,906	$68,884	3,070,934	$2	168,750	$(7)	$-	$4,854	$(66,142)	$(61,293)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	6,401,491	$49,629	889,544	$1	168,750	$(7)	$1,936	$(50,114)	$(48,184)
Stock-based compensation expense	—	—	—	—	—	—	110	—	110
Issuance of Series D Preferred Stock, net of $1,831 of issuance costs	632,753	5,333	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,746)	(3,746)
Balance at June 30, 2020	7,034,244	54,962	889,544	1	168,750	(7)	2,046	(53,860)	(51,820)
Stock-based compensation expense	—	—	—	—	—	—	64	—	64
Issuance of Series D preferred stock, net of $402 of issuance costs	32,631	(33)	—	—	—	—	—	—	—
Issuance costs of Series E preferred stock	—	(436)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,324)	(1,324)
Balance at September 30, 2020	7,066,875	$54,493	889,544	$1	168,750	$(7)	$2,110	$(55,184)	$(53,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,068)	$(5,069)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	520	396
Amortization of debt issuance costs	118	197
Stock-based compensation	991	174
Change in fair value of warrant liabilities	644	229
Forgiveness of employee loans	3,492	—
Interest income from employee promissory notes	(38)	—
Gain on debt forgiveness - Paycheck Protection Program note payable	(1,364)	—
Change in operating assets and liabilities:
Accounts receivable	114	(347)
Inventory	(8,362)	(1,304)
Prepaid expenses and other current assets	(1,662)	431
Other assets	(1,845)	—
Accounts payable	57	680
Accrued liabilities	377	1,732
Contract liabilities	2,304	4,609
Deferred rent	(84)	(61)
Other liabilities	10	235
Net cash (used in) provided by operating activities	(13,796)	1,902
Cash flows from investing activities
Cash paid for asset acquisition	(8,758)	—
Purchase of property and equipment	(483)	(283)
Loans for employee advances	(6)	(8)
Net cash used in investing activities	(9,247)	(291)
Cash flows from financing activities
Proceeds from Paycheck Protection Program note payable	—	1,364
Borrowings (payments) on line of credit, net	5,500	(6,000)
Repayments of long-term debt	(1,250)	(1,250)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	13,298	4,865
Proceeds from exercise of employee stock options	99	—
Net cash provided by (used in) financing activities	17,647	(1,021)
Net (decrease) increase in cash	(5,396)	590
Cash at beginning of period	7,008	6,418
Cash at end of period	$1,612	$7,008

Supplemental disclosure of cash flow information
Interest paid	$208	$525
Taxes paid	$51	$23

Noncash investing and financing activities
Deferred offering costs in accounts payable and accrued liabilities	$1,308	$—
Employee promissory notes issued for stock option exercises	$3,453	$—
Forgiveness of employee promissory notes issued for stock option exercises	$(3,453)	$—
Vesting of early exercised stock options	$199	$—
Forgiveness of Paycheck Protection Program note payable	$(1,364)	$—
Issued shares of redeemable convertible preferred stock in connection with acquisitions	$1,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Winc, Inc. (the “Company” or “Winc”) is a Delaware corporation, which was originally incorporated on August 11, 2011. The Company is a producer of innovative alcoholic beverage products available for purchase through wholesale and direct-to-consumer (“DTC") channels. The Company’s products are available in the wholesale channel at premium retailers and restaurants throughout the country, including Wholefoods, Trader Joe’s and Target. In the DTC channel, the Company offers participation in its membership rewards program (“Insider Access”) that enables consumers to gain access to member-only pricing, emails, newsletters, special offers, and other updates to maximize their experience. Insider Access customers are charged a monthly fee in exchange for credits which the customer may redeem for the Company’s products at any time through the winc.com platform.

The Company develops its products in conjunction with winemakers, vineyards, distillers and manufacturers, both domestically and internationally, which are then transported to a centralized processing and distribution facility on California’s Central Coast.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Winc and its wholly-owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2020 as contained within our filed Form S-1, declared effective on November 10, 2021. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020 contained in the above-referenced Form S-1. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Initial Public Offering and Reverse Stock Split

On November 11, 2021, the Company completed its initial public offering ("IPO") through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.9 million.

Concurrent with the IPO, all then-outstanding shares of the Company's redeemable convertible preferred stock outstanding (see Note 14) were automatically converted into an aggregate of 8,384,906 issued common shares and were reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In advance of the IPO, on October 12, 2021, the Company’s Board of Directors and stockholders approved an 8-to-1 reverse stock split of the Company’s outstanding capital stock. Common stock par value was not affected by the reverse split. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.

The condensed financial statements as of September 30, 2021, including share and per share amounts, do not give effect to the IPO, the conversion of the redeemable convertible preferred stock into common stock and related reclassification into permanent equity, as the IPO and such conversions and reclassifications into permanent equity were completed subsequent to September 30, 2021.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. These reclassifications did not impact any prior amounts of net loss or cash flows.

Liquidity Matters

As of September 30, 2021, the Company had $1.6 million of cash, an accumulated deficit of $66.1 million and negative cash flows from operating activities of $13.8 million. The Company had a net loss of $9.1 million during the nine months ended September 30, 2021. Through September 30, 2021, the Company has been dependent on debt and equity financing to fund its operations. During the nine months ended September 30, 2021, the Company issued and sold 714,272 shares of Series F redeemable convertible preferred stock for net proceeds of $9.1 million (excludes the issuance of 71,428 shares of Series F Preferred Stock in connection with the acquisition of certain assets of Natural Merchants, Inc. – see Note 3 – and includes proceeds allocated to warrants issued in connection with the Series F offering – see Note 10) and 332,220 shares of Series E redeemable convertible preferred stock for net proceeds of $4.2 million. Additionally, the Company raised $17.9 million from its IPO in November 2021.

The Company’s management believes it will continue to obtain third party financing to support future operations until the Company itself achieves profitability on a stand-alone basis. However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that the Company will successfully implement its plans. In the event cash flow from operations and borrowings are not sufficient, additional sources of financing, such as equity offerings, will be required in order to maintain the Company’s current operations. Management believes that the Company’s existing cash as of September 30, 2021, plus other sources of financing and the net proceeds from future debt and/or equity offerings, including proceeds from the IPO in November 2021, is sufficient to support operations for at least the next 12 months following issuance of these condensed consolidated financial statements.

Deferred Offering Costs

Costs directly related to the Company’s IPO are deferred for expense recognition and instead capitalized and recorded within other assets (non-current) on the accompanying condensed consolidated balance sheets. These costs consist of legal fees, accounting fees, and other applicable professional services. These deferred offering costs were reclassified to additional paid in capital upon the closing of the IPO on November 11, 2021. There were no deferred offering costs capitalized as of December 31, 2020. As of September 30, 2021, $2.0 million of deferred offering costs had been capitalized.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. In response, extraordinary actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions throughout the world. These actions included travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Some of these measures have since been rescinded, but the Company continues to take precautionary measures in order to minimize the risk of the virus to its employees and the communities in which it operates. While the impacts of the COVID-19 pandemic have generally stabilized during 2021, there remains uncertainty around the broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance. The COVID-19 pandemic has, to date, not had a material adverse impact on the Company's results of operations or ability to raise funds to sustain operations. The economic effects of the pandemic and resulting long-term societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it: (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, fair value of financial instruments, fair value of acquired assets, revenue recognition, and stock-based compensation. Actual results may differ materially from these estimates.

Accounts Receivable and Allowance for Doubtful Accounts

The following table summarizes the allowance for doubtful accounts (in thousands):

	September 30,	December 31,
	2021	2020
Beginning balance	$238	$272
Provision	2,614	2,667
Write-offs, net	(2,185)	(2,701)
Ending balance	$667	$238

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The new standard requires the lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee, and such classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which revised the effective date for ASU No. 2016-02, Leases (Topic 842) for fiscal years beginning after December 15, 2020. In June 2020, the FASB issued ASU No. 2020-05, Revenue From Contracts With Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, further delaying the effective date for ASU No. 2016-02, Leases (Topic 842) to fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2019-10 and ASU No. 2020-05 upon issuance by the FASB. The Company currently is assessing the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended, which sets forth a “current expected credit loss” (CECL) model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to certain off-balance sheet credit exposures. The standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The new standard removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Note 3. Acquisitions

In May 2021, the Company purchased certain assets of a boutique wine importer, primarily consisting of relationships with certain suppliers, for a total purchase price of up to $13.0 million (comprised of up to $12.0 million in cash and $1.0 million in Winc Series F preferred stock). The initial purchase price was $8.0 million cash and $1.0 million of Series F preferred stock (71,428 shares at $14.00 per share). The additional $4.0 million of cash payments are contingent upon achieving certain performance targets during 2021 and 2022 (up to $2.0 million of additional consideration in each year).

The acquisition was accounted for as an asset acquisition and resulted in the recognition of $10.0 million of intangible assets and $2.0 million of net working capital. The Company capitalized transaction costs of $0.4 million related to the acquisition. Additionally, the Company recognized $2.0 million of contingent consideration as a liability as it was concluded to be probable of being paid to the seller. The acquired intangible assets, primarily consisting of relationships with certain suppliers, have a useful life of 20 years.

The Company recognized amortization expense related to the acquired intangible assets of $0.1 million and zero during the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and zero during the nine months ended September 30, 2021, and 2020, respectively.

Note 4. Inventories

Inventory consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$4,177	$4,753
Finished goods	18,098	6,980
Packaging	96	147
Total inventory	$22,371	$11,880

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid wine crushing services	$1,735	$1,252
Prepaid freight	1,518	488
Prepaid software licenses	309	151
Prepaid marketing	141	151
Prepaid insurance and benefits	62	372
Deposits	85	19
Prepaid other	613	613
Total prepaid expenses and other current assets	$4,463	$3,046

Note 6. Property and Equipment

Property and equipment, net consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Capitalized software	$2,182	$1,966
Furniture and fixtures	755	643
Leasehold improvements	326	304
Machinery and equipment	321	262
Computers and server equipment	227	153
Website development	168	168
Purchased software and licenses	132	132
	4,111	3,628
Less: accumulated depreciation and amortization	(3,285)	(2,974)
Total property and equipment, net	$826	$654

Depreciation and amortization expense, inclusive of the amortization expense related to acquired intangibles (see Note 3), totaled $0.2 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Inventory received not billed	$1,879	$1,944
Accrued professional fees	1,426	57
Accrued acquisition consideration	1,000	—
Accrued payroll liabilities	931	659
Accrued alcohol and tobacco tax	301	318
Accrued marketing	121	634
Accrued shipping	62	472
Accrued accounts payable	37	—
Other	379	675
Total accrued liabilities	$6,136	$4,759

Note 8. Debt

In October 2015, the Company entered into a Loan and Security Agreement with Western Alliance Bank for a revolving line of credit of up to $12.0 million (the “WAB Line of Credit”). The WAB Line of Credit was subsequently amended to reduce the capacity to $7.0 million and extend the maturity to May 2020, at which point it was terminated. In December 2020, the Company entered into a Credit Agreement with Pacific Mercantile Bank for a new $7.0 million line of credit (the “PMB Line of Credit”). The PMB Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate (the Prime Rate was 3.25% as of both September 30, 2021 and December 31, 2020). The balance on the Company’s line of credit as of September 30, 2021 and December 31, 2020 was $5.5 million and zero, respectively. The Company was in compliance with the line of credit covenants as of September 30, 2021. The Company’s line of credit carrying value approximates its fair value.

In December 2017, the Company entered into a Loan and Security Agreement with Multiplier Capital for a term loan of $5.0 million. The loan has a maturity date of June 29, 2022 and bears interest at a variable annual rate equal to 6.25% above the Prime Rate, with a minimum interest rate of 11.5% and a maximum interest rate of 14.0% (applicable rate was 11.5% as of both September 30, 2021 and December 31, 2020). The balance as of September 30, 2021 and December 31, 2020, net of unamortized debt issuance costs, was $1.2 million and $2.3 million, respectively. The Company was in compliance with the term loan covenants as of September 30, 2021. The Company’s term loan carrying value approximates its fair value.

Interest expense on the Company’s line of credit and term loan was $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments as of September 30, 2021 (in thousands):

September 30,
Year ending December 31,¹	2021
2021 (three months)	$417
2022	833
Total	$1,250

(1) Excludes $45 thousand of debt issuance costs, which are presented net against the related debt balance in the condensed consolidated balance sheets.

In connection with entering into and amending certain debt agreements, the Company granted warrants to purchase a fixed number of the Company’s preferred shares, all of which remain outstanding as of September 30, 2021. See Note 10 for further information.

Paycheck Protection Program Loan

On April 20, 2020, the Company received a Paycheck Protection Program loan administered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act. The Company received a $1.4 million loan from Western Alliance Bank to help maintain payroll and operations through the period impacted by the COVID-19 pandemic. The Company applied for and was granted loan forgiveness for the full principal balance in March 2021 prior to making any interest or principal payments. Accordingly, the Company recognized $1.4 million upon forgiveness within the Other income (expense), net caption on the condensed consolidated statements of operations and comprehensive income (loss).

Note 9. Related Party Transactions

Employee Promissory Notes

Refer to Note 12 for information regarding promissory notes issued to employees in connection with stock option exercises.

Other Related Party Transactions

During the three and nine months ended September 30, 2021 and 2020, the Company paid a related party less than $0.1 million for brand consulting services.

Note 10. Warrant Liabilities

In connection with certain past debt and equity financings, the Company issued the following warrants, all of which were exercisable upon issuance:

Date Issued	Number of Shares	Preferred Stock Series	Price per Share	Expiration Date
July 3, 2013	6,843	Series Seed	$2.20	July 3, 2023
April 15, 2016	2,862	Series B	$10.48	April 15, 2026
December 7, 2017	834	Series B-1	$10.48	December 7, 2024
December 29, 2017	107,455	Series B-1	$10.48	December 29, 2027
April 6, 2021	285,704	Series F	$14.00	April 6, 2026

The warrants are recognized as liabilities in the condensed consolidated balance sheets and are subject to re-measurement at each balance sheet date after issuance. Any change in fair value is recognized as a component of other income (expense) in the period of change. As of September 30, 2021, all warrants remain outstanding.

The valuation of the Company’s warrants contained unobservable inputs that reflected the Company’s own assumptions for which there was little market data. Accordingly, the Company’s warrants were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs. The fair value of the warrant liabilities was determined using the Black-Scholes option pricing model and the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk free interest rates	0.98% - 1.52%	0.47% - 0.69%
Expected term (in years)	1.75 – 6.25	2.75 – 7.25
Dividend yield	—	—
Expected volatility	60%	60%
Fair value of common stock	$0.89 - $2.06	$0.86 - $1.89

As of September 30, 2021 and December 31, 2020, the Company estimated the fair value of warrants using Black-Scholes model to be $3.7 million and $1.1 million, respectively.

The following table provides a roll-forward of the aggregate fair value of the Company’s warrant liabilities (in thousands):

Warrant
Liabilities
Fair value at December 31, 2020	1,067
Issuance of Series F warrants	2,035
Change in fair value of warrant liabilities	644
Fair value at September 30, 2021	$3,746

Note 11. Commitments and Contingencies

Operating Leases

As of September 30, 2021, the Company had five non-cancelable operating leases for various facilities, which expire at various times between July 2022 and September 2024. Minimum future rental commitments under non-cancelable operating leases, primarily for equipment and office facilities, as of September 30, 2021 are as follow (in thousands):

September 30,
Years ending December 31,	2021
2021 (three months)	$509
2022	2,007
2023	918
2024	181
Total	$3,615

The Company is also party to two non-cancelable sublease agreements. Both subleases are set to expire in January 2023. Minimum future sublease rental income under the non-cancelable operating subleases as of September 30, 2021, are as follows (in thousands):

September 30,
Years ending December 31,	2021
2021 (three months)	$194
2022	749
2023	67
Total	$1,010

Legal

The Company is involved, from time to time, in disputes that are incidental to its business. Management has reviewed these matters to determine if reserves are required for losses that are probable to materialize and reasonable to estimate in accordance with the authoritative guidance on accounting for contingent losses. Management evaluates such reserves, if any, based upon several criteria including the merits of each claim, settlements discussions, and advice from outside legal counsel, as well as indemnification of amounts expended by the Company’s insurers or others, if any.

In management’s opinion, none of these legal matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s combined financial position or results of operations.

Note 12. Stock-Based Compensation

All employees are eligible to be granted options to purchase common stock under the Company’s 2012 and amended 2013 Equity Incentive Plans (the “Equity Plans”). Under provisions of the 2012 and 2013 Equity Plans, the Company is authorized to issue up to 409,565 shares and 21,995,249 shares of its common stock, respectively, of which 2,754,384 have been granted under stock option awards as of September 30, 2021. The purpose of the Company’s stock-based compensation awards is to incentivize employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company.

All options granted under the 2012 and 2013 Equity Incentive Plans will expire five and ten years, respectively, from their date of issuance. Stock options generally have a four-year vesting period from their date of issuance.

The Company’s Board of Directors administer the Equity Plans, select the individuals to whom options will be granted, determine the number of options to be granted and the term and exercise price of each option. Incentive stock options and non-statutory stock options granted pursuant to the terms of the Equity Plans cannot be granted with an exercise price of less than 100% of the fair market value of the underlying Company stock on the date of the grant (110% if the award is issued to an individual that owns 10% or more of the Company’s outstanding stock). The term of the options granted under the Equity Plans cannot be greater than 10 years (five years for incentive stock options granted to optionees who have greater than 10% ownership interest in the Company). Options granted generally vest 25% on the one-year anniversary of the date of grant with the remaining balance vesting equally on a monthly basis over the subsequent three years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for incentive stock options granted to employees and on the reporting date for non-employees. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company estimates expected volatility based on historical and implied volatility data of comparable companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using the “simplified method.”

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following table summarizes the key valuation assumptions for options granted during the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30,
	2021	2020
Risk free interest rates	0.98% – 1.11%	0.34% – 0.44%
Expected term (in years)	5.53 – 6.12	5.46 – 6.09
Dividend yield	—	—
Expected volatility	36.91% - 37.10%	36.20% - 36.69%
Fair value	$5.13 - $5.26	$1.35 - $1.42

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the nine months ended September 30, 2021:

	Shares Available for Grant	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	2,352,952	$1.68	7.51	$—
Exercised	(2,124,046)	1.66	6.83	35,730
Granted	436,173	5.28	7.64	5,765
Forfeited	(68,499)	4.97	—	1,540
Expired	(4,092)	3.79	—	61
Outstanding as of September 30, 2021	592,488	3.78	7.93	—
Vested and exercisable as of September 30, 2021	223,280	$2.21	5.73	$3,640

During the nine months ended September 30, 2021, the weighted-average grant date fair value per share of stock options granted was $5.25. During the nine months ended September 30, 2021, the aggregate intrinsic values of stock option awards exercised was $35.7 million, determined at the date of option exercise.

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. Total unvested and unexercised shares under options as of September 30, 2021 and December 31, 2020, totaled 369,208 and 1,321,784, respectively.

The total fair value of shares vested and unexercised as of September 30, 2021 and December 31, 2020 was $0.5 million and $4.9 million, respectively.

Total stock-based compensation expense was $0.8 million and $0.1 million, for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, and is recognized as a personnel expense in the condensed consolidated statements of operations. Total unrecognized compensation cost related to unvested stock options as of September 30, 2021 is $2.1 million and is expected to be recognized over a weighted average period of 1.42 years.

Common Stock Subject to Repurchase

The Equity Plans allow for the early exercise of stock options for certain individuals, as determined by the Board of Directors. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. Upon termination of service, the Company may, at their discretion, repurchase unvested shares acquired through early exercise of stock options at a price equal to the additional stock-based compensation expense price per share paid upon the exercise of such options. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding on the statement of redeemable convertible preferred stock and stockholders’ deficit.

During the nine months ended September 30, 2021, options to purchase 1,055,964 shares of common stock were exercised early. The Company had a liability of $1.9 million and zero as of September 30, 2021 and December 31, 2020, respectively, related to early exercises of stock options, which is recorded as an early exercise stock option liability in the condensed consolidated balance sheets. The liability is reclassified into stockholders’ deficit as the awards vest.

Employee Promissory Notes

Between February and May 2021, the Company entered into full recourse promissory notes with its CEO, General Counsel, President, CFO, and COO related to stock option exercises for a total of 915,721 shares, 200,606 shares, 715,500 shares, 127,296 shares, and 125,000 shares, respectively. The aggregate principal balance of the promissory notes was $3.5 million. The notes issued in February and April accrue interest at 2.25% per annum and the May notes accrue interest at 4.07% per annum, compounding annually. The promissory notes are prepayable at any time at the option of the employee and are payable at the earlier of: (i) the date of any sale, transfer or other disposition of all or any portion of the shares, (ii) five years from the date of the promissory note, or (iii) the latest date repayment must be made to prevent a violation of Section 13(k) of the Securities Exchange Act of 1934.

In September 2021, our Board of Directors approved the forgiveness of all outstanding principal and accrued interest for each of the promissory notes. The Company recorded additional compensation expense of $3.5 million for the three and nine months ended September 30, 2021 as a result of this loan forgiveness.

Note 13. Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating U.S. employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees aged 21 and older are eligible to contribute to the plan starting 30 days after their employment date. Once eligible, participants are automatically enrolled to contribute 6% of eligible compensation or may elect to contribute a whole percentage of their eligible compensation subject to annual Internal Revenue Code limits. The Company made no contributions during the nine months ended September 30, 2021 or the year ended December 31, 2020.

Note 14. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Ninth Amended and Restated Certification of Incorporation

In accordance with the Ninth Amended and Restated Certificate of Incorporation dated October 12, 2021, the Company is authorized to issue two classes of stock, common stock and preferred stock. As of October 12, 2021, the Company shall have authority to issue 115,490,000 shares of common stock with par value of $0.0001 per share and 80,083,782 shares of preferred stock with par value of $0.0001 per share.

At September 30, 2021, outstanding shares of common stock included 946,627 shares subject to repurchase related to stock options early exercised and unvested.

Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock consisted of the following (in thousands, except share data) :

	September 30, 2021
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Common Stock Issuable on Conversion	Aggregate Liquidation Preference
Series Seed Preferred Stock	13,296,372	1,655,186	$3,628	1,655,186	$3,628
Series A Preferred Stock	8,276,928	1,034,604	9,458	1,034,604	10,006
Series B Preferred Stock	13,381,711	1,669,848	17,472	1,669,848	17,499
Series B-1 Preferred Stock	7,736,552	858,825	8,942	858,825	13,501
Series C Preferred Stock	8,209,586	1,026,198	9,500	1,026,198	15,000
Series D Preferred Stock	10,611,205	822,214	5,877	822,214	9,306
Series E Preferred Stock	10,000,000	532,331	5,735	532,331	7,445
Series F Preferred Stock	8,571,428	785,700	8,272	785,700	11,000
Total	80,083,782	8,384,906	$68,884	8,384,906	$87,385

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Common Stock Issuable on Conversion	Aggregate Liquidation Preference
Series Seed Preferred Stock	13,296,372	1,655,186	$3,628	1,655,186	$3,628
Series A Preferred Stock	8,276,928	1,034,604	9,458	1,034,604	10,006
Series B Preferred Stock	13,381,711	1,669,848	17,472	1,669,848	17,499
Series B-1 Preferred Stock	7,736,552	858,825	8,942	858,825	13,501
Series C Preferred Stock	8,209,586	1,026,198	9,500	1,026,198	15,000
Series D Preferred Stock	10,611,205	822,214	5,877	822,214	9,306
Series E Preferred Stock	10,000,000	200,111	1,585	200,111	2,806
Total	71,512,354	7,266,986	$56,462	7,266,986	$71,746

During the nine months ended September 30, 2021, the Company raised capital of $13.3 million (net of issuance costs) through: (i) the sale of 714,272 shares of Series F redeemable convertible preferred stock (the “Series F Preferred Stock”) at $14.00 per share (inclusive of proceeds allocated to warrants issued in connection with the Series F offering – see Note 10) and (ii) the sale of 332,220 shares of Series E Preferred Stock at $14.00 per share.

During the year ended December 31, 2020, the Company raised capital of $5.2 million (net of issuance costs) through the sale of 665,384 shares of Series D redeemable convertible preferred stock (the “Series D Preferred Stock”) at $11.3088 per share.

During the year ended December 31, 2020, the Company raised capital of $1.6 million (net of issuance costs) through the sale of 200,111 shares of Series E redeemable convertible preferred stock (the “Series E Preferred Stock”) at $14.00 per share.

Unless otherwise indicated, all attributes described below apply to Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock.

Voting Rights

The holders of common stock are entitled to one vote for each share of common stock.

The holders of preferred stock are entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of preferred stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by other provisions of the Certificate of Incorporation, holders of preferred stock shall vote together with holders of common stock as a single class.

Dividends

The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of preferred stock shall simultaneously receive a dividend on each outstanding share of preferred stock in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per share of preferred stock as would equal the product of (a) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (b) the number of shares of common stock issuable upon conversion of a share of preferred stock, in each case calculated on the record date for determination of holders entitled to receive such dividend or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of preferred stock determined by (a) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series) and (b) multiplying such fraction by an amount equal to the applicable original issue price; provided that, if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of preferred stock pursuant to Section 1 of the Company’s Seventh Amended and Restated Certificate of Incorporation shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest preferred stock dividend.

Through September 30, 2021, there were no dividends declared, paid, or set aside.

Conversion

The holders of preferred stock have conversion rights. Each share of preferred stock shall be convertible, at the option of the holder at any time and without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable original issue price by the applicable conversion price at the time of conversion. The Series Seed conversion price is equal to $2.192. The Series A conversion price is equal to $9.6712. The Series B conversion price is equal to $10.4792. The Series B-1 conversion price is equal to $10.48. The Series C conversion price is equal to $9.7448. The Series D conversion price is equal to $11.3088. The Series E and Series F conversion prices are equal to $14.00. Such initial conversion price, and the rate at which shares of preferred stock may be converted into shares of common stock, shall be subject to adjustments as provided in the Ninth Amended and Restated Certificate of Incorporation.

No fractional shares of common stock are issued upon conversion of the preferred stock. In lieu of any fractional shares, the Company shall pay cash equal to such fraction multiplied by the fair market value of a share of common stock as determined in good faith by the Board of Directors of the Company.

At conversion, any shares of preferred stock shall be retired and cancelled and may not be reissued as shares of such series.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series F Preferred Stock, Series E Preferred Stock, Series D Preferred Stock, Series C Preferred Stock, and Series B-1 Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Series B Preferred Stock, Series A Preferred Stock, Series Seed Preferred Stock or Common Stock.

The holders of shares of preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) one and one-half times the original issue price (for Series C and Series B-1 Preferred Stock) and one times the original issue price (for Series F, Series E, Series D, Series B, Series A, and Series Seed Preferred Stock), plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of preferred stock been converted into common stock.

After the payment of all preferential amounts required to be paid to the holders of shares of preferred stock, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of shares of common stock, pro rata based on the number of shares held by each such holder.

Deemed liquidation events include : (a) a merger or consolidation or (b) the sale, lease, transfer, exclusive license, or other disposition of substantially all of the Company’s assets.

Through September 30, 2021, no liquidation events had occurred.

Note 15. Segment Information

The Company evaluates its business and allocates resources based on its two reportable business segments: DTC and Wholesale. The Company has a non-reportable segment that is comprised of a small business line focused on testing new products to determine if they have long-term viability to grow in the DTC and Wholesale distribution channels. The Company does not report asset information by segment because that information is not used to evaluate Company performance or allocate resources between segments.

The Company evaluates performance based on Gross Profit (calculated in accordance with GAAP).

The following tables summarize information for the reportable segments (in thousands):

For the three months ended September 30, 2021:

	For the Three Months Ended
	September 30, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$12,674	$5,507	$276	$—	$18,457
Cost of revenues	7,122	3,411	120	—	10,653
Gross profit	5,552	2,096	156	—	7,804
Operating expenses	(5,198)	(1,279)	(427)	(7,111)	(14,015)
Interest expense	—	—	—	(127)	(127)
Change in fair value of warrant liabilities	—	—	—	248	248
Other income (expense), net	—	—	—	358	358
Income (loss) before income taxes	$354	$817	$(271)	$(6,632)	$(5,732)

For the three months ended September 30, 2020:

	For the Three Months Ended
	September 30, 2020
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$14,534	$2,662	$652	$—	$17,848
Cost of revenues	8,214	1,813	275	—	10,302
Gross profit	6,320	849	377	—	7,546
Operating expenses	(5,070)	(737)	(542)	(2,340)	(8,689)
Interest expense	—	—	—	(145)	(145)
Change in fair value of warrant liabilities	—	—	—	—	—
Other income (expense), net	—	—	—	(27)	(27)
Income (loss) before income taxes	$1,250	$112	$(165)	$(2,512)	$(1,315)

For the nine months ended September 30, 2021:

	For the Nine Months Ended
	September 30, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$39,525	$13,131	$917	$—	$53,573
Cost of revenues	22,479	7,733	393	—	30,605
Gross profit	17,046	5,398	524	—	22,968
Operating expenses	(15,487)	(3,484)	(1,314)	(12,872)	(33,157)
Interest expense	—	—	—	(548)	(548)
Change in fair value of warrant liabilities	—	—	—	(644)	(644)
Other income (expense), net	—	—	—	2,330	2,330
Income (loss) before income taxes	$1,559	$1,914	$(790)	$(11,734)	$(9,051)

For the nine months ended September 30, 2020:

	For the Nine Months Ended
	September 30, 2020
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$39,357	$6,685	$972	$—	$47,014
Cost of revenues	23,616	4,498	411	—	28,525
Gross profit	15,741	2,187	561	—	18,489
Operating expenses	(12,813)	(2,308)	(641)	(6,857)	(22,619)
Interest expense	—	—	—	(676)	(676)
Change in fair value of warrant liabilities	—	—	—	(229)	(229)
Other income (expense), net	—	—	—	(19)	(19)
Income (loss) before income taxes	$2,928	$(121)	$(80)	$(7,781)	$(5,054)

Note 16. Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock and if-converted methods, as applicable. For both periods presented, the weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of potentially dilutive securities is antidilutive. The convertible preferred stock are considered participating securities; however, they were excluded from the computation of basic loss per share in the periods of net loss as there is no contractual obligation or terms for the holders to share in the losses of the Company. See Note 14 for additional information regarding the rights of preferred stockholders.

The following securities were excluded due to their anti-dilutive effect on net loss per common share recorded for the three and nine months ended September 30, 2021 and 2020:

	Three and Nine Months Ended September 30,
	2021	2020
Stock option outstanding	$592,488	$2,438,069
Unvested stock options early exercised	946,627	—
Redeemable convertible preferred stock	8,384,906	7,066,875
Warrants to purchase redeemable convertible preferred stock	403,698	117,994
Total	$10,327,719	$9,622,938

Note 17. Income Taxes

The components of income tax expense are as follows for three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current:
Federal	$—	$—	$—	$—
State	1	9	17	15
Total current	1	9	17	15
Total provision for income taxes	$1	$9	$17	$15

The effective tax rate for the nine months ended September 30, 2021 and 2020, differs from the U.S. federal statutory primarily due to a full valuation allowance related to the Company’s deferred tax assets.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is generally subject to examination by tax authorities in the U.S. federal and state jurisdictions for 2017 and 2016, respectively, and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where net operating losses were generated and carried forward, and make adjustments to the amount of the net operating losses. The Company is not currently under examination by any jurisdictions.

As of September 30, 2021, the Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2021, the Company had no accrual for the payment of interest or penalties.

Note 18. Subsequent Events

Director IPO Grants

In October 2021, the board of directors approved the grant of equity awards to each of the Company's non-employee directors. These restricted stock unit awards became effective in connection with the closing of the IPO. The total value of the awards is $0.8 million.

Consulting Agreement

In November 2021, the Company entered into a six-month consulting agreement for investor relations through which the Company will compensate the consultant with cash consideration of $0.6 million and 50,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward- looking statements contained in the following discussion and analysis.

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “Winc” or the “Company” refer to Winc, Inc. and its consolidated subsidiaries.

Overview

Winc: We Bring Everyone to the Table

We are one of the fastest growing at scale wineries in the United States. Our growth is fueled by the joint capabilities of our data-driven brand development strategy paired with a true omni-channel distribution network. We believe our balanced platform is well-suited to gain share and drive meaningful long-term growth in the approximately $400 billion Alcoholic Beverages market.

As product innovators focused on building durable brands that consumers love, we have developed a proprietary process, called Ideate, Launch and Amplify, that has allowed us to consistently produce quality wine brands in a capital-efficient fashion. We believe this process is unique within the Alcoholic Beverages industry incorporating the “Best of the New” and “Best of the Old” aspects of Alcoholic Beverages brand creation in a truly omni-channel fashion. The “Best of the New” is highlighted by our data-rich DTC relationships via the Winc digital platform. This data is a critical competitive advantage that we use to help shape the ideation and development of our brands. Our digitally native roots also provide us with a strong core competency in digital marketing and data analytics that allows us to interact in a more targeted and direct fashion with end-consumers and Amplify brands in ways the legacy Alcoholic Beverages companies have yet to consistently utilize. As our brand portfolio expands over time, we believe our DTC channel will become more desirable to existing and potential members who will have an increasing number of highly rated and more recognizable products to choose from each month. Our “Best of the Old” strategy is encompassed by our appreciation of the value creation potential and durable power of proprietary brand development, as well as the scale benefits that can be achieved by leveraging the legacy wholesale distribution channel, where the vast majority of wine is still purchased.

We generate net revenues by building durable brands that consumers love. We offer high-quality products in all 50 states either through our DTC channel or the national distribution network in our wholesale channel. Our omni-channel approach allows us to create compelling order economics, differentiated product offerings, consumer-led brands, and a loyal consumer following. We seek to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility. We believe this distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. Our integrated omni-channel presence provides meaningful benefits to our consumer which we believe is not easily replicated by our competitors.

As we continue to execute on our omni-channel strategy, we have demonstrated success by significantly growing net revenues, continuing to improve our online operational metrics, expanding our wholesale distribution, and increasing the efficiency of our brand development process. The following financial and operational results were achieved during the three and nine months ended September 30, 2021 and 2020:

• we grew net revenues by 3.4%, from $17.8 million to $18.5 million for the three months ended September 30, 2020 and 2021, respectively and by 14.0% from $47.0 million to $53.6 million for the nine months ended September 30, 2020 and 2021, respectively;

• we expanded our retail accounts by 53.2%, from 7,491 to 11,476 for the nine months ended September 30, 2020 and 2021, respectively;

•we generated a net loss of $1.3 million and $5.7 million for the three months ended September 30, 2020 and 2021, respectively, and a net loss of $5.1 million and $9.1 for the nine months ended September 30, 2020 and 2021, respectively; and

• we decreased our Adjusted EBITDA from a loss of $1.0 million to $1.4 million for the three months ended September 30, 2020 and 2021, respectively and from a loss of $3.6 million to $4.3 million for the nine months ended September 30, 2020 and 2021, respectively.

See the section titled "Non-GAAP Financial Measures" for information regarding Adjusted EBITDA, including a reconciliation to the most directly comparable financial measure prepared in accordance with GAAP.

Impact of COVID-19

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. Shortly thereafter, we closed our headquarters, supported our employees and contractors to work remotely, and implemented travel restrictions. We qualified as an essential business, as defined by state regulations, and therefore continued to operate our fulfillment centers with reduced occupancy to maintain social distancing requirements. The reduced manpower in warehouses, together with increased DTC orders, led to minor delivery delays in some instances, but we have not experienced any significant disruptions in our supply chain or any carrier interruptions or delays. We have returned to full capacity in our fulfillment centers.

The COVID-19 pandemic has also significantly accelerated consumer adoption of a wide variety of at-home delivery services, including in the Alcoholic Beverages sector. Beginning in March 2020, we experienced a significant increase in DTC demand due to changes to consumer behaviors resulting from the various stay-at-home and restaurant restriction orders and other restrictions placed on consumers throughout much of the United States in response to the COVID-19 pandemic. Industry research and steady consumer demand lead management to believe that this is a permanent shift in consumer behavior. For example, a 2021 Sovos report assessing DTC wine shipment data concluded that the boosts in DTC wine purchasing relating to the impacts of COVID-19 will continue once the pandemic ends and may drive continued growth. The growth in new consumer acquisition has resulted in corresponding increases in “new consumer discount,” resulting in lower DTC gross margins.

Our wholesale net revenues declined in April and May of 2020 as a result of the pandemic and government measures to slow the spread of the COVID-19 pandemic. These restrictions included limited operating hours, reduced capacity at dining and other venues and decreased consumer interest in frequenting public gathering spaces. While it’s difficult to quantify the full impact the COVID-19 pandemic had on the wholesale channel as a whole, management believes these developments resulted in an approximately $1.2 million decrease in on-premise wholesale net revenues during the year ended 2020 as compared to 2019 by comparing wholesale net revenues received from restaurants and bars during the year ended December 31, 2020 to the year ended December 31, 2019. While our total wholesale net revenues increased in 2020 by 20.8% compared to 2019, we believe the rate of growth for our wholesale net revenues from 2019 to 2020 was slightly impaired due to the restrictions noted above, specifically with respect to on-premise sales at venues like restaurants and bars. We do not believe that the COVID-19 pandemic materially impacted our growth in wholesale net revenues for the three and nine months ended September 30, 2021 as compared to September 30, 2020.

Although the global economy has begun to recover and the widespread availability of vaccines has encouraged greater economic activity, we are continuing to monitor the situation and we cannot predict for how long, or the ultimate extent to which, the pandemic may impact our operations. The COVID-19 pandemic has been a highly disruptive economic and societal event that has had a significant impact on consumer shopping behavior.

Moreover, the duration and severity of the COVID-19 pandemic, including the length of stay-at-home and restaurant restriction orders, developments involving variants of COVID-19 and the state of economic and operating conditions, will continue to impact the markets in which we operate and make future demand difficult to forecast.

Key Factors Affecting Our Performance and Growth

At approximately $400 billion in sales within the United States in 2018, the Alcoholic Beverages market represents one of the largest total addressable market opportunities in the CPG landscape. Within the Alcoholic Beverages market, the wine industry is a sizable market, topping over $70 billion in the United States in 2018. We believe we are one of the few wine companies that is connecting with the next generation of consumers who prefer to shop online, and we expect that connection will lead to a significant and expanding market opportunity. With a strong portfolio of brands and driven sales and performance marketing teams, we believe we have the potential to seize a larger portion of the U.S. Alcoholic Beverages market.

Our primary goal is to grow by building a portfolio of durable brands that consumers love. As we strengthen our portfolio of brands and increase our brand awareness, we believe that it will become easier to acquire DTC consumers and grow our wholesale business. Our DTC channel net revenues changed by (12.8%) and 0.4% for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. DTC represented 68.7% and 73.8% of our total net revenues for the three and nine months ended September 30, 2021, respectively. Our Wholesale channel net revenues grew 106.9% and 96.4% for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Wholesale represented 29.8% and 24.5% of our total net revenues for the three and nine months ended September 30, 2021, respectively.

Our DTC channel growth has slowed in 2021 as COVID-19 restrictions have been eased or lifted, though we believe the overall growth of our DTC channel will continue beyond the pandemic. Additionally, the significant growth within the Wholesale channel was fueled primarily by an increase in retail accounts, more of the Company's products being sold at each retailer and an acceleration in the rate at which products sell at retail accounts. We believe wholesale net revenues will continue to grow but not at levels consistent with the growth for the nine months ended September 30, 2021.

We believe the following factors and trends in our business have driven our recent growth and are expected to remain key drivers of our growth for the foreseeable future:

Brand Awareness and Loyalty

Our ability to promote and maintain brand awareness and loyalty is critical to our success. Consumer appreciation of our brands is reflected in the increase of Winc.com members in our DTC channel and the additional retail accounts in our wholesale channel. We believe we have a significant opportunity to continue to grow our brand awareness and loyalty through word of mouth, brand marketing and performance marketing. We have made significant investments to strengthen our brand and generate awareness of our products through our marketing strategy, which includes brand marketing campaigns across various platforms, including email, digital, display, site, direct-mail, commercials, and social media, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our mobile application. We plan to continue to invest in our brand and performance marketing to help drive our future growth.

Innovation

Ideation, development and innovation are core elements underpinning our growth strategy. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. While we launched an aggregate of 7 innovation brands in the last two years, we have made significant investments in our product development capabilities and plan to increase the number of launches in the future. We aim to launch 8 - 10 innovation brands a year on the digital platform. Our continued focus on brand innovation will be central to attracting and retaining consumers in the future. Our ability to successfully Ideate, Launch and Amplify new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

Execution of Omni-channel Strategy

The continued execution of our omni-channel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to grow our DTC channel by driving increased consumer traffic to our digital platform. We believe our digital platform is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our wholesale channel is focused on relationships with leading national distributors and retailers that have broadened our consumer reach, raised our brand awareness and allowed us to achieve additional scale. We aim to strengthen these relationships to further increase their benefit. Our ability to execute this strategy will depend on a number of factors, such as distributors’ and retailers’ satisfaction with the sales our products, our ability to develop high-quality and culturally relevant brands and our introduction of innovative products.

Key Financial and Operating Metrics

In addition to the measures presented in our financial statements, we use the following key financial and operational metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	in thousands, except for average order value
Consolidated
Adjusted EBITDA¹	$(1,355)	$(979)	$(4,259)	$(3,579)
Adjusted EBITDA margin¹	-7.3%	-5.5%	-7.9%	-7.6%
DTC
DTC net revenues	$12,674	$14,534	$39,525	$39,357
DTC gross profit	5,552	6,320	17,046	15,741
Average order value	74.52	64.75	70.77	61.07
Wholesale
Wholesale net revenues	$5,507	$2,662	$13,131	$6,685
Wholesale gross profit	2,096	849	5,398	2,187
Retail accounts	11,476	7,491	11,476	7,491

___________________

(1) Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. See the section titled "Non-GAAP Financial Measures" for additional information and a reconciliation of net loss to Adjusted EBITDA and net loss margin to Adjusted EBITDA margin.

Average Order Value

We believe the continued growth of our average order value demonstrates both our increasing value proposition for our consumer base and their increasing affinity for our premium brands. We define average order value as the sum of DTC net revenues, divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. Average order value may fluctuate as we expand into and increase our presence in additional product categories.

We increased AOV by 15%, from $64.75 to $74.52 for the three months ended September 30, 2020 and 2021, respectively and by 16%, from $61.07 to $70.77 for the nine months ended September 30, 2020 and 2021, respectively.

Retail Accounts

Retail account growth is a key metric for our continued growth in wholesale as it is a measure of how widely our products are distributed. The metric represents the number of retail accounts in which we sold our products in a given period.

Components of Results of Operations

We evaluate our business and allocate resources among our reportable business segments: (i) DTC and (ii) Wholesale.

Net Revenues

We generate net revenues from the following revenue streams:

DTC — We define DTC net revenues as net revenues generated from consumers through our monthly membership or individual orders on our digital platform. Members are charged a monthly membership and are awarded credits in the same monetary value. Members can then utilize their credits to purchase our brand wines at their discretion. Members have the option to skip monthly charges, accumulate credits or use credits when purchased so that the membership is tailored to everyone’s preference and lifestyle. Additionally, we have dedicated brand websites that generate orders and net revenues for our core brands. Breakage income related to prepaid credits and gift cards is reported in DTC net revenues.

Breakage revenue is recognized based on historical redemption rates of payments received in advance of performance. We determined that a percentage of prepaid credits goes unredeemed. We recognize breakage proportionally with credit redemptions in net revenues, or when redemption is remote.

Wholesale — We define wholesale net revenues as net revenues generated from wholesale distributors, state-operated licensees and directly to retail accounts. Our wholesale channel success is based on long-standing relationships with a highly developed network of distributors in all U.S. states. We work closely with wholesale distributors to increase the volume of our wines and number of products that are sold by the retail accounts in their respective territories. One wholesale distributor accounted for approximately 14.5% and 13.0% of wholesale net revenues during the three months ended September 30, 2021 and 2020, respectively, and 13.9% and 13.7% of wholesale net revenues during the nine months ended September 30, 2021 and 2020, respectively.

Other Non-Reportable — We also generate an immaterial amount of net revenues from a non- reportable segment that is comprised of a small business line focused on testing new products to determine if they have long-term viability prior to integration into the DTC and/or wholesale distribution channels.

Cost of Revenues

Cost of revenues consists of:

•
wine-related inputs, such as grapes and semi-finished bulk wine;
•
bottling materials (bottles, corks, and labeling materials);
•
boxes/packaging;
•
fulfillment costs (costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing orders for shipment, including the variable costs of employing hourly employees and temporary staff provided by agencies at our fulfillment centers);
•
credit card fees related to DTC transactions;
•
inbound and outbound freight;
•
storage; and
•
barrel depreciation.

Gross Profit and Gross Margin

We define gross profit as net revenues less cost of revenues as discussed above. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, the timing and mix of sales through our DTC and wholesale channels, and our ability to reduce costs, in any given period.

DTC Gross Profit

We define DTC gross profit as DTC net revenues less DTC cost of revenues. DTC gross margin is DTC gross profit expressed as a percentage of DTC net revenues. DTC gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, the timing and mix of sales through our DTC channels, and our ability to reduce costs, in any given period.

Wholesale Gross Profit

We define wholesale gross profit as wholesale net revenues less wholesale cost of revenues. Wholesale gross margin is gross profit expressed as a percentage of wholesale net revenues. Wholesale gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, the timing and mix of sales through our wholesale network, and our ability to reduce costs, in any given period.

Operating Expenses

Operating expenses primarily consist of marketing, personnel, and general and administrative expenses.

•
Our marketing expenses consist primarily of costs incurred to acquire new consumers, retain existing consumers, build our brand awareness through various offline and online paid advertising channels, including television, digital and social media, direct mail, radio and podcasts, email, brand activations, and strategic brand partnerships.
•
Our personnel expenses consist primarily of payroll and related expenses, including stock- based compensation.
•
Our general and administrative expenses consist of: (i) costs associated with general corporate functions, such as depreciation expense and rent relating to facilities and equipment and insurance expense; (ii) professional fees and other general corporate costs; (iii) travel-related expenses; and (iv) customer services costs, such as third-party staffing to respond to inquiries from consumers.

We expect our operating expenses to increase substantially for the foreseeable future as we continue to increase our headcount to support our existing business, increase our member count, and grow our business. We will also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Contract Liability

Contract liabilities, also referred to as deferred revenues, arise as a result of the Winc.com subscription model. Deferred revenues represent payments received from consumers in advance of ordering goods and are referred to as “credits”. Winc.com members are charged a monthly fee and are awarded credits equivalent to the monetary value. Members are then able to utilize member credits at their leisure to place an order on our website. Revenue is recognized when the member takes control of the ordered goods, at delivery. Credits do not expire or lose value over periods of inactivity. We are not required by law to escheat the value of unredeemed credits.

Other Income and Expense

Other income and expense consist primarily of interest expense associated with our credit facilities, rental income from sublease agreements, and changes in fair value of warrants that were issued in connection with past financing transactions. See “ — Liquidity and Capital Resources — Credit Facilities.”

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarize the results of operations for our DTC reportable segment for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change $	Change %
DTC Net revenues	$12,674	$14,534	$(1,860)	-12.8%
DTC Cost of revenues	7,122	8,214	(1,092)	-13.3%
DTC Gross profit	$5,552	$6,320	$(768)	-12.2%

DTC Net Revenues

DTC net revenues for the three months ended September 30, 2021 was $12.7 million, compared to $14.5 million for the three months ended September 30, 2020, a decrease of $1.9 million or 12.8%. This decrease was primarily driven by a 34% decrease in order volume period over period resulting from more normalized operations after the COVID-19 pandemic surge, partially offset by a 15% increase in AOV.

DTC Cost of Revenues

DTC cost of revenues for the three months ended September 30, 2021 was $7.1 million, compared to $8.2 million for the three months ended September 30, 2020, a decrease of $1.1 million or 13.3%. The decrease in DTC cost of revenues is primarily due to the decrease in DTC net revenues resulting from more normalized operations after the COVID-19 pandemic surge. Additionally, DTC cost of revenues as a percentage of DTC net revenues remained consistent period over period.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit for the three months ended September 30, 2021 was $5.6 million, compared to $6.3 million for the three months ended September 30, 2020, a decrease of $0.8 million or 12.2%.

The following table summarize the results of operations for our wholesale reportable segment for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change $	Change %
Wholesale Net revenues	$5,507	$2,662	$2,845	106.9%
Wholesale Cost of revenues	3,411	1,813	1,598	88.1%
Wholesale Gross profit	$2,096	$849	$1,247	146.9%

Wholesale Net Revenues

Wholesale net revenues for the three months ended September 30, 2021 was $5.5 million, compared to $2.7 million for the three months ended September 30, 2020, an increase of $2.8 million or 106.9%. Growth in wholesale net revenues was primarily attributable to the growth in retail accounts through distributor relationships, which resulted in a $3.2 million increase.

Wholesale Cost of Revenues

Wholesale cost of revenues for the three months ended September 30, 2021 was $3.4 million, compared to $1.8 million for the three months ended September 30, 2020, an increase of $1.6 million or 88.1%. The increase in wholesale cost of revenues was primarily attributable to the increase in wholesale net revenues for the period. This increase was partially offset by $0.2 million in lower product costs due to strategic sourcing.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit for the three months ended September 30, 2021 was $2.1 million compared to $0.8 million for the three months ended September 30, 2020, an increase of $1.2 million or 146.9%.

The following table summarize the results of operations for our other non-reportable segments for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change $	Change %
Other Net revenues	$276	$652	$(376)	-57.7%
Other Cost of revenues	120	275	(155)	-56.4%
Other Gross profit	$156	$377	$(221)	-58.6%

Other Net Revenues

Other non-reportable net revenues for the three months ended September 30, 2021 was $0.3 million, compared to $0.7 million for the three months ended September 30, 2020, a decrease of $0.4 million or 57.7%. The decrease in other net revenues was primarily attributable to $0.3 million lower net revenues of Wonderful Wine, Co. due to a decreased marketing spend as advertising priorities shifted during the period and $0.1 million lower net revenues of Summer Water Societe program due to limited volume sold to satisfy demand in wholesale.

Other Cost of Revenues

Other non-reportable cost of revenues for the three months ended September 30, 2021 was $0.1 million, compared to $0.3 million for the three months ended September 30, 2020, a decrease of $0.2 million or 56.4%. Growth in other non-reportable cost of revenues was entirely driven by the increase in other non-reportable net revenues discussed above.

Other Gross Profit

Changes in other non-reportable gross profit are a function of the changes in other non-reportable net revenues and other non-reportable cost of revenues discussed above. Other non-reportable gross profit for the three months ended September 30, 2021 was $0.2 million compared to $0.4 million for the three months ended September 30, 2020, a decrease of $0.2 million or 58.6%.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarize the results of operations for our DTC reportable segment for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change $	Change %
DTC Net revenues	$39,525	$39,357	$168	0.4%
DTC Cost of revenues	22,479	23,616	(1,137)	-4.8%
DTC Gross profit	$17,046	$15,741	$1,305	8.3%

DTC Net Revenues

DTC net revenues for the nine months ended September 30, 2021 was $39.5 million, compared to $39.4 million for the nine months ended September 30, 2020, an increase of $0.2 million. This increase was primarily driven by a 16% increase in AOV, partially offset by a 17% decrease in order volume period over period. During the nine months ended September 30, 2021, we had a 53% decrease in first time orders, which contributed to the increased AOV because first orders offer significant discounts.

DTC Cost of Revenues

DTC cost of revenues for the nine months ended September 30, 2021 was $22.5 million, compared to $23.6 million for the nine months ended September 30, 2020, a decrease of $1.1 million or 4.8%. The decrease in DTC cost of revenues is primarily due to a $0.9 million decrease in product costs due to strategic sourcing. DTC cost of revenues as a percentage of DTC net revenues decreased approximately 3%, resulting in increased margin. This change is primarily related to a $3.5 million decrease period over period in discounts related to first orders.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit for the nine months ended September 30, 2021 was $17.0 million, compared to $15.7 million for the nine months ended September 30, 2020, an increase of $1.3 million or 8.3%.

The following table summarize the results of operations for our wholesale reportable segment for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change $	Change %
Wholesale Net revenues	$13,131	$6,685	$6,446	96.4%
Wholesale Cost of revenues	7,733	4,498	3,235	71.9%
Wholesale Gross profit	$5,398	$2,187	$3,211	146.8%

Wholesale Net Revenues

Wholesale net revenues for the nine months ended September 30, 2021 was $13.1 million, compared to $6.7 million for the nine months ended September 30, 2020, an increase of $6.4 million or 96.4%. Growth in wholesale net revenues was primarily attributable to the growth in retail accounts through distributor relationships, which resulted in a $5.7 million increase.

Wholesale Cost of Revenues

Wholesale cost of revenues for the nine months ended September 30, 2021 was $7.7 million, compared to $4.5 million for the nine months ended September 30, 2020, an increase of $3.2 million or 71.9%. The increase in wholesale cost of revenues was primarily attributable to the increase in wholesale net revenues for the period. This increase was partially offset by approximately $0.7 million in lower product costs due to strategic sourcing.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit for the nine months ended September 30, 2021 was $5.4 million compared to $2.2 million for the nine months ended September 30, 2020, an increase of $3.2 million or 146.8%.

The following table summarize the results of operations for our other non-reportable segments for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change $	Change %
Other Net revenues	$917	$972	$(55)	-5.7%
Other Cost of revenues	393	411	(18)	-4.4%
Other Gross profit	$524	$561	$(37)	-6.6%

Other Net Revenues

Other non-reportable net revenues for the nine months ended September 30, 2021 was $0.9 million, compared to $1.0 million for the nine months ended September 30, 2020, a decrease of $0.1 million or 5.7%. The decrease in other net revenues was primarily attributable to $0.2 million lower net revenues of Summer Water Societe program due to limited volume sold to satisfy demand in wholesale. The decrease was partially offset by $0.1 million increase in Wonderful Wine, Co. net revenues.

Other Cost of Revenues

Other non-reportable cost of revenues was $0.4 million for both the nine months ended September 30, 2021 and 2020, with a slight decrease of 4.4%. Decline in other non-reportable cost of revenues was entirely driven by the decrease in other non-reportable net revenues discussed above.

Other Gross Profit

Changes in other non-reportable gross profit are a function of the changes in other non-reportable net revenues and other non-reportable cost of revenues discussed above. Other non-reportable gross profit for the nine months ended September 30, 2021 was $0.5 million compared to $0.6 million for the nine months ended September 30, 2020, a slight decrease of 6.6%.

Operating Expenses

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table identifies our operating expenses and other income and expense items for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020	Change $	Change %
Marketing	$3,700	$4,824	$(1,124)	-23.3%
Personnel	7,153	2,055	5,098	248.1%
General and administrative	2,987	1,744	1,243	71.3%
Production and operation	44	47	(3)	-6.4%
Creative development	131	19	112	589.5%
Total operating expenses	$14,015	$8,689
Interest expense	(127)	(145)	18	-12.4%
Change in fair value of warrant liabilities	248	—	248	100.0%
Other income (expense), net	358	(27)	385	1425.9%
Total other income (expense), net	$479	$(172)
Income tax expense	1	9	(8)	-88.9%

Marketing Expenses

Marketing expenses decreased by $1.1 million or 23.3% to $3.7 million for the three months ended September 30, 2021, from $4.8 million for the three months ended September 30, 2020. The decrease in marketing expense was primarily driven by a $1.0 million decrease in advertising costs due to a more normalized environment during the three months ended September 30, 2021 than in the three months ended September 30, 2020, which were more heavily impacted by the restrictions imposed as a result of the COVID-19 pandemic.

Personnel Expenses

Personnel expenses increased $5.1 million or 248.1%, to $7.2 million in during the three months ended September 30, 2021, from $2.1 million during the three months ended September 30, 2020. This increase was primarily attributable to a $0.7 million increase in stock-based compensation expense and $3.5 million of additional compensation expense related to the forgiveness of promissory notes originally issued to executives in connection with the exercise of stock options. Additionally, $0.7 million of the increase was due to increased headcount to support functions as we grow our business.

General and Administrative Expenses

General and administrative expenses increased $1.2 million or 71.3%, to $3.0 million during the three months ended September 30, 2021, from $1.7 million during the three months ended September 30, 2020. This increase was primarily attributable to $0.2 million related to increased professional services fees, specifically accounting, investor relations and consulting, as well as $0.3 million related to increased rental expense and $0.6 million related to other various internal expenses, specifically software and licenses and travel-related expenses.

Change in Fair Value of Warrant Liabilities

The increase in the income from the change in fair value of warrants is primarily due to changes in the underlying assumptions to the fair value calculations. Refer to Note 10 in our condensed consolidated financial statements as of and for the three months ended September 30, 2021 included elsewhere in the quarterly report for further information.

Income Tax Expense

Income tax expense decreased 88.9% primarily due to a return-to-provision adjustment during the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table identifies our operating expenses and other income and expense items for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020	Change $	Change %
Marketing	$11,678	$11,772	$(94)	-0.8%
Personnel	12,540	5,521	7,019	127.1%
General and administrative	8,555	5,117	3,438	67.2%
Production and operation	97	136	(39)	-28.7%
Creative development	287	73	214	293.2%
Total operating expenses	$33,157	$22,619
Interest expense	(548)	(676)	128	-18.9%
Change in fair value of warrant liabilities	(644)	(229)	(415)	181.2%
Other income (expense), net	2,330	(19)	2,349	12363.2%
Total other income (expense), net	$1,138	$(924)
Income tax expense	17	15	2	13.3%

Marketing Expenses

Marketing expenses decreased $0.1 million or 0.8% to $11.7 million for the nine months ended September 30, 2021, from $11.8 million for the nine months ended September 30, 2020. Marketing expense remained relatively consistent period over period.

Personnel Expenses

Personnel expenses increased $7.0 million or 127.1%, to $12.5 million in during the nine months ended September 30, 2021, from $5.5 million during the nine months ended September 30, 2020. This increase was primarily attributable to a $0.8 million increase in stock-based compensation expense and $3.5 million of additional compensation expense related to the forgiveness of promissory notes originally issued to executives in connection with the exercise of stock options. Additionally, $1.8 million of the increase was due to increased headcount to support functions as we grow our business.

General and Administrative Expenses

General and administrative expenses increased $3.4 million or 67.2%, to $8.6 million during the nine months ended September 30, 2021, from $5.1 million during the nine months ended September 30, 2020. This increase was primarily attributable to $0.9 million related to increased professional services fees, specifically accounting, legal, investor relations, recruiting and consulting, as well as $0.8 million related to increased rental expense and $1.3 million related to other various internal expenses, specifically software and licenses and travel-related expenses.

Change in Fair Value of Warrant Liabilities

The increase in the loss from the change in fair value of warrants is primarily due to an increase in the fair value of preferred stock. Refer to Note 10 in our condensed consolidated financial statements as of and for the nine months ended September 30, 2021 included elsewhere in this quarterly report for further information.

Other income, net

The increase in other income, net is primarily due to the forgiveness of the Paycheck Protection Program Loan. Refer to Note 8 in our condensed consolidated financial statements as of and for the nine months ended September 30, 2021 included elsewhere in this quarterly report for further information.

Income Tax Expense

Income tax expense increased 13.3% primarily due to increased state return filing requirements during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been to fund working capital requirements, debt service payments, and operating expenses (primarily marketing to increase growth and inventory to support that growth). As of September 30, 2021, we had cash on hand of $1.6 million, inventory of $22.4 million, and total current liabilities of $29.3 million. As of September 30, 2021, $1.5 million of our $7.0 million line of credit also remains undrawn. Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, debt service, acquisitions and other transactions as opportunities present themselves. Based on our current level of operations, we expect that our liquidity needs for the next twelve months will be met by our cash on hand and future debt or equity raises, as necessary. However, our ability to fund future operating expenses, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial and other factors beyond our control. Our business and operating results for 2021 continue to be impacted by the COVID-19 pandemic and we expect to maintain an elevated level of cash on hand as we navigate through the remainder of 2021.

Issuances of Preferred Stock

During the nine months ended September 30, 2021, we raised total net proceeds of $13.3 million from the issuance of Series E and Series F redeemable convertible preferred stock private placements.

In August 2020, we commenced an offering, pursuant to which we offered to sell shares of our Series E redeemable convertible preferred stock at a price of $14.00 per share. As of December 31, 2020, we had issued 200,111 shares of Series E redeemable convertible preferred stock and received net proceeds of $1.6 million in connection with the 2020 Offering. We terminated the offering on January 5, 2021 and raised net proceeds of $5.7 million through the sale of Series E redeemable convertible preferred stock.

In April 2021, we raised net proceeds of $9.1 million through the sale of Series F redeemable convertible preferred stock in a private placement (inclusive of proceeds allocated to warrants to purchase additional shares of Series F redeemable convertible preferred stock issued in connection with the Series F offering). In May 2021, the proceeds, along with additional consideration in the form of Series F redeemable convertible preferred stock, were used to finance the purchase of certain assets from Natural Wine Merchants, Inc.

On November 11, 2021, we completed our IPO through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.9 million.

Concurrent with the IPO, all then-outstanding shares of our redeemable convertible preferred stock outstanding were automatically converted into an aggregate of 8,384,906 shares of common stock and were reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Credit Facilities

Western Alliance Bank

In October 2015, we entered into a loan and security agreement with Western Alliance Bank, which provided us with a revolving line of credit for up to $12 million, or the WAB Line of Credit. The maturity was subsequently extended to May 2020 and the WAB Line of Credit was reduced to $7.0 million. The amount outstanding was fully repaid during the year ended December 31, 2020, at which time the agreement was terminated. Accordingly, there was no outstanding balance as of or subsequent to December 31, 2020.

Pacific Mercantile Bank

In December 2020, we entered into a credit agreement, or the PMB Credit Agreement, with Pacific Mercantile Bank for a new $7.0 million line of credit, or the PMB Line of Credit. The PMB Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate. We had an outstanding balance of $5.5 million and zero under the PMB Line of Credit as of September 30, 2021 and December 31, 2020, respectively.

Multiplier Capital

In December 2017, we entered into a loan and security agreement, or the Multiplier LSA, with Multiplier Capital II, LP, or Multiplier, for a term loan of $5.0 million, all of which was disbursed to us at the time of execution. The loan matures in June 2022 and bears interest at a variable annual rate equal to the greater of 6.25% above the Prime Rate (as defined in the loan and security agreement), with a minimum interest rate of 11.5% per annum and a maximum interest rate of 14.0% per annum. In connection with the loan and security agreement, we granted Multiplier warrants to purchase shares of our Series B-1 Preferred Stock. As of September 30, 2021 and December 31, 2020, $1.3 million and $2.5 million was outstanding under the Multiplier Capital loan, respectively, net of unamortized debt issuance costs. The loan is secured by all of our assets. We refer to the PMB Credit Agreement and the Multiplier LSA collectively as our Credit Agreements.

Paycheck Protection Program Loan

We applied for loans being administered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Recovery Act of 2020, or the CARES Act, to assist in maintaining payroll and operations through the period impacted by the COVID-19 pandemic. On April 20, 2020, we received a $1.4 million loan from Western Alliance Bank under the Paycheck Protection Program, or PPP. We applied for and were granted loan forgiveness in March 2021 by utilizing the funds in accordance with defined loan forgiveness guidance issued by the government.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(13,796)	$1,902
Net cash used in investing activities	(9,247)	(291)
Net cash provided by (used in) financing activities	17,647	(1,021)
Net (decrease) increase in cash	$(5,396)	$590

Cash Flows from Operating Activities

Operating cash flow is derived by adjusting our net loss for non-cash operating items, such as depreciation and amortization, provision for doubtful accounts, deferred income tax benefits or expenses, and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash flows (used) provided from operating activities resulted in net outflows of $13.8 million and net inflows of $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. Changes in operating assets and liabilities resulted in outflows of $9.2 million for the nine months ended September 30, 2021 compared to inflows of $6.0 million for the nine months ended September 30, 2020. This decrease was primarily driven by an increase in cash spent on inventory to meet demand, partially offset by timing of settling accounts payable, accrued liabilities, and contract liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $9.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Investing cash flows for the nine months ended September 30, 2021 included $8.8 million for cash paid for an asset acquisition and $0.5 million for purchases of property and equipment.

Investing cash flows for the nine months ended September 30, 2020 included $0.3 million for purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities resulted in net inflows of $17.7 million for the nine months ended September 30, 2021 and net outflows of $1.0 million for the nine months ended September 30, 2020.

Financing cash flows for the nine months ended September 30, 2021 included $5.5 million in borrowings on the PMB line of credit, $1.3 million for repayments of long-term debt, $13.3 million for proceeds from issuance of preferred stock and warrants, and $0.1 million in proceeds from employee stock option exercises.

Financing cash flows for the nine months ended September 30, 2020 included $1.4 million in proceeds from the Paycheck Protection Program note payable, $6.0 million in payments on the previously outstanding line of credit, $1.3 million for repayments of long-term debt, and $4.9 million for proceeds from issuance of preferred stock and warrants.

Non-GAAP Financial Measures

Our management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts and other interested parties because these measures can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, stock based compensation expense and other items we believe are not indicative of our operating performances, such as gain or loss attributable to the change in fair value of warrants. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net revenues. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations that are necessary to run our business. Some of these limitations include:

•
Adjusted EBITDA and Adjusted EBITDA margin do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•
Adjusted EBITDA and Adjusted EBITDA margin do not reflect changes in, or cash requirements for our working capital needs; and
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and Adjusted EBITDA and Adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures.

Other companies, including other companies in our industry, may not use such measures or may calculate the measures differently than as presented in this Quarterly Report, limiting their usefulness as comparative measures.

A reconciliation of net loss to Adjusted EBITDA and net loss margin to Adjusted EBITDA margin is set forth below. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,733)	$(1,324)	$(9,068)	$(5,069)
Interest expense	127	145	548	676
Income tax expense	1	9	17	15
Depreciation and amortization expense	226	127	520	396
EBITDA	$(5,379)	$(1,043)	$(7,983)	$(3,982)
Stock-based compensation	819	64	991	174
Gain on debt forgiveness - Paycheck Protection Program note payable	—	—	(1,364)	—
Forgiveness of employee promissory notes issued for stock option exercises	3,453	—	3,453	—
Change in fair value of warrant liabilities	(248)	—	644	229
Adjusted EBITDA	$(1,355)	$(979)	$(4,259)	$(3,579)
Net loss margin	-31.1%	-7.4%	-16.9%	-10.8%
Adjusted EBITDA margin	-7.3%	-5.5%	-7.9%	-7.6%

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Significant Judgements Estimates

There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated November 10, 2021.

Recent Accounting Pronouncements

See “New Accounting Pronouncements” in Note 2 of the notes to our unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, on the frequency of the advisory vote on executive compensation, and on any golden parachute payments not previously approved.

In addition, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to utilize this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have early adopted accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, regulatory, and inflation.

Interest Rate Risk

Our PMB Line of Credit and term loan with Multiplier bear interest at variable rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.

We monitor our cost of borrowing under our long-term debt, taking into account our funding requirements, and our expectations for short-term rates in the future. We had a balance of $5.5 million and zero on our PMB Line of Credit as of September 30, 2021 and December 31, 2020, respectively. We had a principal balance of $1.3 million and $2.5 million on our term loan with Multiplier as of September 30, 2021 and December 31, 2020, respectively. A hypothetical 10% change in the interest rates on our line of credit and term loan would not have a material impact on our condensed consolidated financial statements for any of the periods presented herein.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures.

Limitations on the Effectiveness of Controls

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 "Commitments and Contingencies" to our condensed consolidated financial statements in Item 1, Part I of this Quarterly Report for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of approximately $7.0 million and $8.0 million in the years ended December 31, 2020 and 2019, respectively, and of approximately $9.1 million and $5.1 million in the nine months ended September 30, 2021 and 2020, respectively. In addition to increases in expenses as a result of being a public company, we expect our expenses will increase in the future as we develop and launch new product offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. These offerings may require significant capital investments and recurring costs, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Additionally, as a result of our relatively short operating history at our current scale, we have limited financial data that can be used to evaluate our business and future prospects. Any evaluation of our business and prospects must be considered in light of our limited operating history, which may not be indicative of future performance. Because of our limited operating history, we face increased risks, uncertainties, expenses, and difficulties, including the risks and uncertainties discussed in this section.

Our historical growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have experienced significant growth since our founding in 2011. For example, our net revenues increased from approximately $36.4 million in 2019 to $64.7 million in 2020, and from $47.0 million in the nine months ended September 30, 2020 to $53.6 million in the nine months ended September 30, 2021. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

•
increase awareness of our portfolio of brands in order to successfully compete with other companies;
•
efficiently drive online consumer acquisition;
•
expand our relationships with wholesale distributors;
•
introduce products in beverage categories beyond wine;
•
maintain and improve our technology platform supporting the Winc digital platform;
•
expand our supplier and fulfillment capacities; and
•
maintain quality control over our brand offerings.

These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality brand offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in the future.

In addition, to support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new beverage categories and markets. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected.

Failure to introduce and effectively market new brands may adversely affect our ability to continue to grow.

A key element of our growth strategy depends on our ability to develop and market new brands that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to successfully leverage consumer data, the technical capability of our innovation staff, developing and testing product formulas and prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new brands. Our brand offerings have changed since our launch, which makes it difficult to forecast our future results of operations. There can be no assurance that we will successfully develop and market new brands that appeal to consumers. For example, product blends or formulas we develop may not contain the attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

Additionally, the development and introduction of new brands requires substantial marketing expenditures, which we may be unable to recoup if new brands do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved brands, our business, financial condition, results of operations and prospects could be adversely affected.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our brands. As our marketing strategies and channels evolve, our efforts may not be successful.

In order to remain competitive and expand and keep market share for our brands across our various channels, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new brands, which could impact our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brands’ market position or to introduce new brands to the market, and we are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost-prohibitive. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to maintain and promote a favorable perception of our brands on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.

Our success, and our ability to increase revenue and achieve profitability, depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our brands. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brands, there is no assurance that these efforts will generate further demand for our brands or expand our consumer base. Our ability to attract new consumers and retain our existing consumers will depend on, among other items, the perceived value and quality of our brands, the success of our omni-channel approach, demand for Alcoholic Beverages, our ability to offer high-quality and culturally relevant brands and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition, results of operations and prospects could be adversely affected.

Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. Our retailers continue to aggressively market their private label or competitive products, which could reduce demand for our brands. The expansion of our business also depends on our ability to increase sales through our ecommerce channel and increase breadth and depth of distribution at retailers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. Our direct connections to our consumers may become more limited as we expand our non-DTC channels. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts. Our failure to obtain new consumers, or expand our business with existing consumers, could have an adverse effect on our business, financial condition, results of operations and prospects.

We also use paid and non-paid advertising. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio, podcasts and magazine advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.

We also drive a significant amount of traffic to our website via social networking or other ecommerce channels used by our current and prospective consumers. As social networking and ecommerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. If we are unable to cost-effectively drive traffic to our website, or if the popularity of our social media, online or offline presence declines, our ability to acquire new consumers could be adversely affected. Additionally, if we fail to increase our revenue per active consumer, generate repeat purchases or maintain high levels of consumer engagement, our business, financial condition, results of operations and prospects could be adversely affected.

We may not be able to compete successfully in our highly competitive market.

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known players in the wine industry and emerging brands. Numerous brands and products compete for limited shelf space in the retail channel, and for members in the ecommerce channel. We compete based on various product attributes including taste, quality, brand aesthetic and cultural relevance, as well as our ability to establish direct relationships with our consumers through our ecommerce channel.

Our wines compete with popularly priced generic wines and with other alcoholic and, to a lesser degree, non-Alcoholic Beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by independent wholesale distributors, many of which carry extensive portfolios of wines and other Alcoholic Beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers. Many of these competitors have substantially greater financial and other resources than us and products that are well-accepted in the marketplace today. Many also have longer operating histories, larger fulfilment infrastructures, greater technical capabilities, faster shipping times, lower freight costs, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales, technical and other resources. Companies with greater resources may acquire our competitors or launch new products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our brands so that they have less favorable placement. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and ability to achieve or maintain profitability.

We expect competition in the wine industry to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

•
the size and composition of our consumer base;

•
the number of brands that we offer and feature across our sales channels;
•
our information technology infrastructure;
•
the quality and responsiveness of our customer service;
•
our selling and marketing efforts;
•
the quality and price of the brands that we offer;
•
the convenience of the shopping experience that we provide on our website;
•
our ability to distribute our brands and manage our operations; and
•
our reputation and brand strength.

If we fail to compete successfully in this market, our business, financial condition, results of operations and prospects could be adversely affected.

Consolidation of the wholesale distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial results.

Sales not made directly to consumers through our DTC channel are made through independent wholesale distributors for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. Sales to wholesale distributors are expected to continue to represent a substantial portion of our future net sales. Consolidation among wine producers, wholesale distributors, suppliers and retailers could create a more challenging competitive landscape for our wines, including through our DTC channel, to the extent consolidation impairs general consumer awareness of our brands. In addition, the increased growth and popularity of the retail ecommerce environment across the consumer product goods market, which has accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements and other government action, is highly likely to change the competitive landscape for our wines. Consolidation at any level could hinder the distribution and sale of our wines as a result of reduced attention and resources allocated to our winery brands both during and after transition periods, because our winery brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of wholesale distributors may lead to the erosion of margins as newly consolidated wholesale distributors take down prices or demand more margin from existing suppliers. Changes in wholesale distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label brands, may adversely affect our growth, business, financial results and market share. Wholesale distributors of our wines offer products that compete directly with our wines for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.

An increasingly large percentage of our net sales is concentrated within a small number of wholesale distributors. There can be no assurance that the wholesale distributors and retailers we use will continue to purchase our wines or provide our wines with adequate levels of promotional and merchandising support. The loss of one or more major retail accounts or the need to make significant concessions to retain one or more such retail accounts could have a material and adverse effect on our business, results of operations and financial position.

A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our brands. Despite operating in different channel segments, our ecommerce platform and retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party retailers may take actions that negatively affect us. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party retailers.

Our marketing strategy involves continued expansion into the DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our profitability.

The marketplace in which we operate is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar consumer groups as our business. To stay competitive and forge new connections with consumers, we are continuing investment in the expansion of our DTC channel. Expanding our DTC channel may require significant investment in ecommerce platforms, marketing, fulfillment, information technology infrastructure and other known and unknown costs. The success of our DTC channel depends on our ability to maintain the efficient and uninterrupted operation of online order-processing and fulfillment and delivery operations. As such, we are heavily dependent on the performance of third-parties for shipping and technology. Any system interruptions or delays could prevent potential consumers from purchasing our wines directly.

Our consumer acquisition strategy, in our DTC channel or otherwise, may also prove to be inefficient or unsuccessful. We devote substantial time, money and effort acquiring new consumers and our consumer acquisition strategies may prove to be less effective or more costly than our competitors. Any failure in our consumer acquisition strategy may be damaging to our business or results of operations.

Additionally, we may be unable to adequately adapt to shifts in consumer preferences for points of purchase, such as an increase in at-home delivery during the COVID-19 pandemic, and our competitors may react more rapidly or with improved consumer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels may materially and adversely affect our business, results of operations and financial results.

We rely significantly on revenue from members and may not be successful in maintaining or expanding our subscription-based offerings, our level of engagement with members or their spending with us, which could harm our business, financial condition, or operating results.

Historically, the majority of our revenue has been derived from members who purchase subscription-based offerings. These subscriptions can be canceled at any time. We significantly rely, and expect to continue to significantly rely in the short-term, on these members for a majority of our revenue. The introduction of competitors’ offerings with lower prices for consumers, fluctuations in prices, a lack of member satisfaction with our monthly themes or brands, changes in consumer purchasing habits, including an increase in the use of competitors’ products or offerings and other factors could result in declines in our subscriptions and in our revenue, which would have an adverse effect on our business, financial condition and results of operations. Because we derive a majority of our revenue from members who purchase these subscription-based brands, any material decline in demand for these offerings could have an adverse impact on our future revenue and results of operations. In addition, if we are unable to successfully introduce new subscription-based offerings, our revenue growth may decline, which could have a material adverse effect on our business, financial condition, and results of operations.

If existing members no longer find our brands appealing or appropriately priced, they may make fewer purchases and may cancel their subscriptions or stop purchasing our brands. Even if our existing members continue to find our offerings appealing, they may decide to reduce their subscription and purchase less merchandise over time as their demand for new brands declines. A decrease in the number of members, a decrease in member spending on the brands we offer, or our inability to attract high-quality members could negatively affect our operating results.

Failure to leverage our brand value propositions to compete against private label products, especially during an economic downturn, may adversely affect our ability to achieve or maintain profitability.

We compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our brands if they believe that our brands provide greater value than less expensive alternatives. If the difference in perceived value between our brand and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our brands at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding the COVID-19 pandemic, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our brands or an unfavorable shift in our brand mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

The success of our business depends heavily on the strength of brands, and our brands and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our brands, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Maintaining and expanding our reputation as a premier producer of premium wine among our consumers and the premium wine market generally is critical to the success of our business and our growth strategy. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our brands, product safety, quality assurance, marketing and merchandising efforts, our continued focus on delivering high-quality and culturally relevant brands to our consumers and our ability to provide a consistent, enjoyable consumer experience.

However, if we are unable to maintain the actual or perceived quality of our wines, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our wines otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of wine critics, the actual or perceived quality and value of one or more of our wines could be harmed, which could negatively impact not only the value of that wine, but also the value of the vintage, the particular brand or our broader portfolio. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our exacting quality standards. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, suppliers, wholesale distributors or retailers, including changes to our brands or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of our brand and adversely affect our business, financial condition, results of operations and prospects.

With the advent of social media, word spreads quickly within the premium wine market, which can accentuate both the positive and the negative reviews of our wines and of wine vintages generally. Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes “viral,” or our responses relating to, among other things:

•
an actual or perceived failure to maintain high-quality, safety, ethical, social and environmental standards for all of our operations and activities;
•
an actual or perceived failure to address concerns relating to the quality, safety or integrity of our wines;
•
our environmental impact, including our use of agricultural materials, packaging, water and energy use, and waste management; or
•
an actual or perceived failure by us to promote the responsible consumption of alcohol.

If we do not produce wines that are well-regarded by the relatively small wine critic community, the premium wine market could quickly become aware of this determination and our reputation, brands, business and financial results of operation could be materially and adversely affected. In addition, if certain vintages receive negative publicity or consumer reaction, whether as a result of our wines or wines of other producers, our wines in the same vintage could be adversely affected. Unfavorable publicity, whether accurate or not, related to our industry, us, our winery brands, marketing, personnel, operations, business performance or prospects could also unfavorably affect our corporate reputation, stock price, ability to attract high-quality talent or the performance of our business.

Any contamination or other quality control issue could have an adverse effect on sales of the impacted wine or our broader portfolio of brands. If any of our wines become unsafe or unfit for consumption, cause injury or are otherwise improperly packaged or labeled, we may have to engage in a brand recall and/or be subject to liability and incur additional costs. A widespread recall, multiple recalls, or a significant product liability judgment against us could cause our wines to be unavailable for a period of time, depressing demand and our brand equity. Even if a product liability claim is unsuccessful or is not fully pursued, any resulting negative publicity could adversely affect our reputation with existing and potential consumers and retail accounts, as well as our corporate and individual winery brands image in such a way that current and future sales could be diminished. In addition, should a competitor experience a recall or contamination event, we could face decreased consumer confidence by association as a producer of similar products.

We also have no control over our brands once purchased by consumers. For example, consumers may store or use our brands under conditions and for periods of time inconsistent with approved storage guidelines, which may adversely affect the quality and safety of our products.

Additionally, third parties may sell wines or inferior brands that imitate our brands or that are counterfeit versions of our labels, and consumers could be duped into thinking that these imitation labels are our authentic wines. A negative consumer experience with such a wine could cause them to refrain from purchasing our brands in the future and damage our brand integrity. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, results of operations and financial results.

Damage to our reputation or loss of consumer confidence in our wines for any of these or other reasons could result in decreased demand for our wines and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and winery brand strength.

If our brands are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brand could be diminished, we may need to recall some of our brands and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products using similar names to those of our brands could reduce consumer demand for our own brands if consumers view them to be similar. Any such adverse effect could be exacerbated by our market positioning as a purveyor of high-quality and culturally relevant brands and may significantly reduce our brand value. Issues regarding the safety, efficacy, quality or environmental impact of any of our brands, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brands on social or digital media could seriously damage our brand and reputation. Any loss of confidence on the part of consumers in the quality, safety, efficacy or environmental suitability of our brands would be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. If we do not maintain the favorable perception of our brand, our business, financial condition, results of operations and prospects could be adversely affected.

Economic downturns or a change in consumer preferences, perception and spending habits in the wine category, in particular, could limit consumer demand for our brands and negatively affect our business.

We have positioned our brand to capitalize on growing consumer interest in high-quality and culturally relevant brands. The wine beverage industry is sensitive to national and regional economic conditions and the demand for the brands that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of wine brands that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than other alcoholic or non-alcoholic alternatives.

Further, the markets in which we operate are subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our brands and shifts in the perceived value for our brands relative to alternatives. In addition, media coverage regarding the safety or quality of our brands or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our brands. A general decline in the consumption of our brands could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our brands due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic. If consumer preferences shift away from our brands, our business, financial condition and results of operations could be adversely affected.

The success of our brands depends on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our brands from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our brands. We may not be successful in identifying trends in consumer preferences and developing brands that respond to such trends in a timely manner. We also may not be able to effectively promote our brands by our marketing and advertising campaigns and gain market acceptance. If our brands fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition, results of operations and prospects could be adversely affected.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. The loss of the services of any of these individuals could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, results of operations and prospects could be adversely affected.

Use or ineffective use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post, and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our brands or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. The harm may be immediate, without affording us an opportunity for redress or correction.

We may be unable to accurately forecast revenue and appropriately plan our expenses in the future, and any failure to meet forecasted revenue or other financial figures may have an adverse impact on our financial position and stock price.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new brands. We base our expense levels and investment plans on our estimates of revenue and gross profit. We cannot be sure the same growth rates and trends are meaningful predictors of future growth. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining consumers or may generate lower revenue per consumer than anticipated, either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We rely heavily on consumer data and certain of the data that we track is subject to inherent challenges in measurement, and any inaccuracies in such data may negatively affect our business.

We rely heavily on certain data that we track using internal data analytics tools and we rely on data received from third parties, including third-party platforms, which have certain limitations. Data from these sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our business or of our influencers (including as a result of the use of bots, or other automated or manual mechanisms to generate false impressions that are delivered through our sites or their accounts). We have only a limited ability to verify data from our sites or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.

Our methodologies for tracking data may also change over time. If we undercount or overcount performance due to the internal data analytics tools we use or experience issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we track may not be accurate. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If we are not able to obtain and track accurate data, our business, financial condition, results of operations and prospects could be adversely affected.

The consumer reception of the launch and expansion of our brands is inherently uncertain and may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and which could have a materially adverse effect on our business, results of operations and financial results.

New brand development and innovation is core to our marketing strategy and a significant portion of our net revenues are derived from new brands. To continue our growth and compete with new and existing competitors, we may need to innovate and develop a robust pipeline of new brands. The launch and continued success of new brands is inherently uncertain, particularly with respect to consumer appeal and market share capture. An unsuccessful launch may impact consumer perception of our existing brands and reputation, which are critical to our ongoing success and growth. Unsuccessful implementation or short-lived success of new brands may result in write-offs or other associated costs which may materially and adversely affect our business, results of operations and financial results. In addition, the launch of new brand offerings may result in cannibalization of sales of existing brands in our portfolio.

Our results of operations may be impacted by price concessions, promotional activities, credits and other factors.

We have incurred, and expect to continue to incur, significant advertising and promotional expenditures to enhance our brands and raise consumer awareness in both existing and emerging categories. These expenditures may adversely affect our results of operations in a particular quarter or even a full fiscal year and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in our quarterly results of operations. While we strive to invest only in effective advertising and promotional activities in both the digital and traditional segments, it is difficult to correlate such investments with sales results, and there is no guarantee that our expenditures will be effective in building brand strength or growing long term sales.

Additionally, retailers may at times require price concessions that would negatively impact our margins and our ability to achieve or maintain profitability. If we are not able to lower our cost structure adequately in response to consumer pricing demands, and if we are not able to attract and retain a profitable consumer mix and a profitable product mix, our ability to achieve or maintain profitability could be adversely affected.

In addition, we periodically offer credits through various programs to wholesale distributors, including temporary price reductions, off-invoice discounts, and other trade activities. We anticipate that these price concessions and promotional activities could adversely impact our revenue and that changes in such activities could adversely impact period over period results. If we are not correct in predicting the performance of such promotions, or if we are not correct in estimating credits, our business, financial condition, results of operations and prospects could be adversely affected.

Our inability to develop and maintain strong relationships with retailers in order to maximize our presence in retail stores could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Our operations include sales through wholesale distributors to retail stores and their related websites, which accounted for approximately 13% of our net revenues in 2020. The successful growth of our wholesale business is dependent in part on our continuing development of strong relationships with major retail chains. The loss of our shelf space with Whole Foods or any other large retailer could have a significant impact on our revenue. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. Consequently, growth opportunities through our retail channel may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets.

We also face severe competition to display our brands on store shelves and obtain optimal presence on those shelves. Due to the intense competition for limited shelf space, retailers are in a position to negotiate favorable terms of sale, including price discounts, allowances and brand return policies. To the extent we elect to increase discounts or allowances in an effort to secure shelf space, our operating results could be adversely affected. We may not be able to increase or sustain our volume of retail shelf space or offer retailers price discounts sufficient to overcome competition and, as a result, our sales and results of operations could be adversely affected. In addition, many of our competitors have significantly greater financial, production, marketing, management and other resources than we do and may have greater name recognition, a more established distribution network and a larger base of wholesale distributors. If our competitors’ sales surpass ours, retailers may give higher priority to our competitors’ products, causing such retailers to reduce their efforts to sell our brands and resulting in the loss of advantageous shelf space, which in turn could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Significant product returns or refunds could harm our business.

We allow our DTC consumers to return products and we offer refunds, subject to our return and refunds policy. If product returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, results of operations and prospects could be adversely affected. Further, we and our retailers modify policies relating to returns or refunds from time to time, and may do so in the future, which may result in consumer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make. From time to time our products are damaged in transit, which can increase return rates and harm our brand, which in turn could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Our business may be adversely affected if we are unable to provide our consumers with a technology platform that is able to respond and adapt to rapid changes in technology, if our platform encounters disruptions in usability or if our consumers find our platform less usable or attractive than those of our competitors.

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, television set-top devices and similar hand-held devices, has increased dramatically in recent years. Adapting our services and/or infrastructure to these devices as well as other new Internet, networking or telecommunications technologies could be time-consuming and could require us to incur substantial expenditures, which could have an adverse effect on our business, financial condition, results of operations and prospects. Ultimately, the versions of our website and mobile applications developed for these devices may not be compelling to consumers.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we or our retailers are unable to attract consumers to our or their websites or mobile applications through these devices or are slow to develop a version of such websites or mobile applications that are more compatible with alternative devices, we may fail to capture a significant share of new consumers and could also lose existing consumers, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Further, we continually upgrade existing technologies and business applications and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our consumers to buy brands from us on their mobile devices, or if our consumers choose not to buy brands from us on their mobile devices or to use mobile products or platforms that do not offer access to our website, we could lose existing consumers and fail to attract new consumers. Even if we build and maintain a platform that is effective and attractive to our consumers, there is no guarantee our platforms will not encounter disruptions or outages and diminish our consumers’ satisfaction. As a result, our consumer growth could be harmed and our business, financial condition, results of operations and prospects could be adversely affected.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including credit card, debit card, Apple Pay, PayPal and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. We also rely on third parties to provide payment processing services, and for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third-party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently incur for compliance. As we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments.

We may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a consumer did not authorize a purchase, merchant fraud and consumers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. We occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal transaction and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Further, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Although we have measures in place to detect and reduce the occurrence of fraudulent activity in our marketplace, those measures may not always be effective. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and additional expenses and our business, financial condition, results of operations and prospects could be adversely affected. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

We intend to grow our business through acquisitions of, or investments in, new or complementary businesses, assets, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have an adverse effect on us.

From time to time, we may consider opportunities to acquire or make investments in new or complementary businesses, assets, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current brands or expand the breadth of our markets. For example, in 2021 we purchased certain assets of Natural Merchants, Inc., an international wine importer.

Acquisitions, investments and other strategic alliances involve numerous risks, including:

•
problems integrating the acquired business, assets, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•
risks associated with quality control and brand reputation;
•
unanticipated costs associated with acquisitions, investments or strategic alliances;
•
diversion of management’s attention from our existing business;
•
adverse effects on existing business relationships with suppliers, wholesale distributors and retailers;
•
risks associated with any dispute that may arise with respect to such strategic alliance;
•
risks associated with entering new markets in which we may have limited or no experience;
•
potential loss of key employees of acquired businesses; and
•
increased legal and accounting compliance costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, assets, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, assets, facilities, technologies and products effectively, our business, financial condition, results of operations and prospects could be adversely affected. Further, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations, which could result in write-downs of assets or goodwill or impairment charges.

The COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and prospects.

In connection with the COVID-19 pandemic, governments implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. Although as of September 2021, the global economy has begun to recover and the widespread availability of vaccines has encouraged greater economic activity, we are continuing to monitor the situation, and we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations. The COVID-19 pandemic has had and continues to have an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect our supply chain as well as the demand for our brands. The fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

The impact of the COVID-19 pandemic on any of our suppliers, wholesale distributors, retailers or ecommerce vendors or transportation or logistics providers may negatively affect the price and availability of our materials and impact our supply chain. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. For example, government restrictions may limit the personnel available to receive or ship brands at our distribution centers. In addition, the continuing effects caused by the COVID-19 pandemic may negatively impact collections of accounts receivable and cause some of our retailers to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects.

Further, the COVID-19 pandemic may impact consumer demand and demand from wholesale distributors and retailers. Retail stores may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our retailers’ operations are negatively impacted, our consumers may reduce demand for or spending on our products, or consumers or retailers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

Beginning in March 2020, we saw an increase in DTC demand, primarily, we believe, as a result of purchases arising from more consumers working remotely during the COVID-19 pandemic and thus, spending more time at home and the unavailability of public venues. If remote work conditions end, more public venues reopen and consumers spend less time at home, our members may elect to purchase fewer products or may elect to purchase products from traditional brick and mortar stores rather than from our website, which could materially and adversely affect our business and results of operations.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will also depend on future developments, including the duration and intensity of the pandemic, and the emergence of variants of COVID-19 and related developments, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our business performance by segment may be subject to significant variability.

Consumer demand and net sales among our wholesale and DTC channels are subject to seasonal fluctuations. While we have not in the past experienced significant variability among our results of operations in the aggregate, our business performance by segment has displayed seasonal trends. A failure by us to adequately prepare for periods of changed demand within any particular segment, or any event that disrupts our distribution channels during those periods, could have a material adverse effect on our business and results of operations.

In addition to the seasonality of our wholesale and DTC channels, our financial performance is influenced by a number of factors which are difficult to predict and variable in nature. These include cost volatility for raw materials, production yields and inventory availability and the evolution of our sales channel mix, as well as external trends in weather patterns and discretionary consumer spending. A number of other factors which are inherently difficult to predict could affect the seasonality or variability of our financial performance in any impacted segment. Therefore, the performance of our wholesale or DTC segments may vary on a quarterly basis, and the results of a section during one period may not be indicative of that segment’s results during any other future period.

The agreements governing our indebtedness will require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise capital through additional debt financing, the terms of any new debt could further restrict our ability to operate our business.

We are party to a credit agreement, or the PMB Credit Agreement, with Pacific Mercantile Bank providing for a $7.0 million revolving line of credit, or the PMB Line of Credit. The PMB Line of Credit bears interest at a variable annual rate equal to 1.25% plus the prime rate and matures on March 31, 2022. Under the PMB Credit Agreement, we are required to pay an annual fee equal to 0.25% of the revolving credit commitment in effect on the date that the fee is due. The PMB Credit Agreement also contains various affirmative and negative covenants and restrictions that limit our ability to engage in certain activities, including, among other things, incurring certain types of additional indebtedness (including certain guarantees or other contingent obligations) or consolidating, merging, selling or otherwise disposing of all or substantially all of our assets or acquiring all or substantially all of the assets or business of another person. We are also party to a loan and security agreement, the Multiplier LSA, with Multiplier Capital II, LP, or Multiplier, providing for a term loan of $5.0 million, or the Multiplier Term Loan. The Multiplier Term Loan matures on June 29, 2022 and bears interest at a variable annual rate equal to the prime rate plus 6.25%, with a minimum interest rate of 11.5% per annum and a maximum interest rate of 14.0% per annum. The Multiplier Term Loan also carries certain fees, including (i) a $100,000 loan fee due on the earliest of the maturity date, the date the loan is paid in full and the date of any event of default that results in the acceleration of our obligations under the Multiplier LSA, and (ii) a prepayment fee equal to 5.0% of the amount prepaid, if the prepayment occurs on or prior to the first anniversary of the when funds were first disbursed under the Multiplier LSA, or the Disbursement Date, 3.0% of the amount prepaid if the prepayment occurs between the first and second anniversaries of the Disbursement Date and 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the Disbursement Date. The Multiplier Term Loan is secured by substantially all of our assets. We refer to the PMB Credit Agreement and the Multiplier LSA collectively as our Credit Agreements. As of September 30, 2021, we had $5.5 million outstanding under our Credit Agreements.

Our Credit Agreements contain affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and our subsidiaries’ abilities to, in each case subject to certain exceptions:

•
make restricted payments including dividends and distributions;
•
use proceeds from the PMB Line of Credit for purposes other than for working capital;
•
incur additional indebtedness;
•
incur liens;
•
enter into fundamental changes including mergers and consolidations;
•
engage in certain sale leaseback transactions;
•
sell assets, including capital stock of subsidiaries;
•
make certain investments;
•
create negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries
•
make prepayments or modify documents governing material debt that is subordinated with respect to right of payment;
•
enter into certain transactions with affiliates;
•
change our fiscal year; and
•
change our lines of business.

The Multiplier LSA also contains a financial covenant that requires us to maintain a minimum cash balance of $1.25 million and mutually agreed upon minimum amounts of earnings, defined as net income or loss before interest, taxes, depreciation and other non-cash amortization expenses, less capital software development expenses. As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We have previously breached similar covenants in prior credit facilities. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

Our ability to comply with the covenants and restrictions contained in the Credit Agreements may be affected by economic, financial and industry conditions beyond our control. The restrictions in the Credit Agreements may also prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Even if the Credit Agreements are terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.

The Credit Agreements include customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; violation of covenants; specified cross-default and cross-acceleration to other material indebtedness; certain bankruptcy and insolvency events; certain events relating to the Employee Retirement Income Security Act of 1974; certain undischarged judgments; material invalidity of guarantees or grant of security interest; and change of control, in certain cases subject to certain thresholds and grace periods.

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and take control of the collateral, potentially requiring us to renegotiate the Credit Agreements on terms less favorable to us. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our business, results of operations, financial condition and future prospects could be adversely affected. In addition, such a default or acceleration may result in the acceleration of any future indebtedness to which a cross-acceleration or cross-default provision applies. If we are unable to repay our indebtedness, lenders having secured obligations, such as the lenders under the Credit Agreements, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under our credit facilities and may not be able to repay the amounts due under our credit facilities. This could have an adverse effect on our business, financial condition, results of operations and prospects and could cause us to become bankrupt or insolvent.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our consumers would have to pay for our offering and adversely affect our operating results.

On June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states, both before and after the Supreme Court’s ruling, have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of these laws, and it is possible that states may seek to tax out-of-state retailers, including for prior tax years. Although we believe that we currently collect sales taxes in all states that have adopted laws imposing sales tax collection obligations on out-of-state retailers since Wayfair was decided, a successful assertion by one or more jurisdictions requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively, could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception. As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $47.5 million and $47.1 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses, or NOLs, arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience ownership changes in the future, and are currently evaluating with our independent tax advisors whether and to what extent our NOLs may be currently limited. In addition, for state income tax purposes, there may be periods during which the use of NOLs or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California NOLs and certain tax credits to offset California taxable income or California tax liabilities in tax years beginning after 2019 and before 2023. Additionally, state net operating loss carryforwards begin to expire in 2028. As a result, to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income and our ability to use our tax credits to reduce our tax liabilities may be subject to limitations.

If we cannot maintain our company culture or focus on our purpose as we grow, our success and our business and competitive position may be harmed.

We believe our culture and our mission have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture or focus on our mission could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. If we fail to maintain our company culture or focus on our mission our competitive position and business, financial condition, results of operations and prospects could be adversely affected.

Risks Related to Production, Supply and Service Providers

We rely on our proprietary technology and data to forecast consumer demand and to manage our supply chain, and any failure of this technology or other failure to accurately forecast demand for our brands could materially adversely affect our business, financial condition and operating results.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our third-party suppliers before firm orders are placed by our consumers or our retailers. We rely on our proprietary technology and data to forecast demand and predict our consumers’ orders, determine the amounts of grapes, wine and other supplies to purchase, and to optimize our in-bound and out-bound logistics for delivery and transport of our supply to our fulfillment centers and of our brand offerings to consumers. If this technology fails or produces inaccurate information or results at any step in this process-such as if the data we collect from consumers is insufficient or incorrect, if we over or underestimate future demand or if we fail to optimize delivery routes to our consumers-our inventory could become unsalable, we could experience shortages in key ingredients, the operational efficiency of our supply chain may suffer (including as a result of excess or shortage of fulfillment center capacity) or our consumers could experience delays or failures in the delivery of our brand offerings. Moreover, forecasts based on historical data, regardless of any historical patterns or the quality of the underlying data, are inherently uncertain, and unforeseen changes in consumer tastes or external events could result in material inaccuracy of our forecasts, which could result in disruptions in our business and our incurrence of significant costs and waste. Factors that could affect our ability to accurately forecast demand for our brands include: an unanticipated increase or decrease in demand for our brands; our failure to accurately forecast acceptance for our new brands; brand introductions by competitors; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on demand due to unseasonable weather conditions; weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our brands; and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. In addition, if we underestimate the demand for our brands, our third-party manufacturers may not be able to produce brands to meet our consumer requirements, and this could result in delays in the shipment of our brands and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and wholesale distributor relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our brands could adversely affect our business, financial condition, results of operations and prospects.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, production, warehousing, distribution and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

We do not grow our own grapes and instead rely on third parties to supply grapes and bulk wine. All of the brands we offer are made up of ingredients that are produced by a relatively limited number of third-party producers, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the costs of our brands, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and brand types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the production of the brands we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at prices consistent with our historical experience.

In addition, products and merchandise we receive from wineries and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party retail consumers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if consumers and potential consumers believe that our brands do not meet their expectations, are not properly labeled or are damaged.

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time. If an agreement with one of our primary suppliers is terminated or is not renewed, if one of our primary suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure grapes, juice, wine, or other product materials may be temporarily impaired, or we may face increased costs related to such products. The loss of any of our primary suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

We continually seek to expand our base of suppliers, especially as we identify new brands that necessitate new or additional materials. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

Our principal suppliers currently provide us with certain incentives, such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our ability to achieve or maintain profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors, our competitive advantage would be reduced, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Unanticipated changes in consumer demands and preferences could have adverse effects on our ability to manage supply and capture growth opportunities.

Our ability to effectively manage production and inventory is inherently linked to actual and expected consumer demand for our brands, particularly given the long product lead time and agricultural nature of the wine business. Unanticipated changes in consumer demand or preferences in the future could have adverse effects on our ability to manage supply and capture growth opportunities.

A disruption in our operations, or the operations of third-parties upon which we rely, could have an adverse effect on our business.

Our operations, including those of our third-party manufacturers, suppliers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics or other public health emergencies, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or fulfillment centers of our third-party manufacturers, suppliers and delivery service providers could have an adverse effect on our business, financial condition, results of operations and prospects.

We depend heavily on ocean container delivery to receive shipments of our products from our third-party suppliers located overseas and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in California and Pennsylvania, and from there to our consumers and retailers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through the Winc digital platform. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our brands. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as labor unrest or natural disasters. For example, a labor strike at a port could negatively impact the delivery of our imported grapes, juice, wine or other product materials, and trade disputes between the United States and countries from which we import grapes, juice, wine and other product materials may in the future restrict the flow of the goods from such countries to the United States. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

Our ability to meet the needs of our consumers and retailers depends on our proper operation of our fulfillment centers in California and Pennsylvania, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or fulfillment centers, and any loss, damage or disruption of our facilities, or loss or damage of the inventory stored there, could have an adverse effect on our business, financial condition, results of operations and prospects.

We may be unable to manage the complexities created by our omni-channel operations, which may have a material adverse effect on our business, financial condition, operating results and prospects.

Our omni-channel operations, such as offering our brands through our website, on third party websites, through wholesale distributors and in traditional brick and mortar stores, create additional complexities in our ability to manage inventory levels, as well as certain operational issues, including timely shipping and refunds. Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues and further align channels to optimize our omni-channel operations. If we are unable to successfully manage these complexities, it may have a material adverse effect on our business, financial condition, operating results and prospects.

The occurrence of an environmental catastrophe could disrupt our business. Climate change, wildfires, disease, pests, weather conditions and problems with water supply could also have adverse effects on our business.

Our ability to conduct business in the ordinary course, fulfilling consumer demand for wine, is restricted by the availability of grapes. Climate change, agricultural and other factors, such as wildfires, disease, pests, extreme weather conditions, water scarcity, biodiversity loss and competing land use, could negatively impact the quality and quantity of grapes available to us and our producers for wine production.

We source grapes and juice from a variety of producers, but in significant volumes from certain suppliers. Although there is more than one supplier for most of the grapes bought by us, and the right variety and quality of grapes is usually readily available when needed, there is no assurance that this will always be the case, particularly in the adverse circumstances mentioned above and below. A shortage of grapes of the required variety and quality could impair our business and results of operations both in the year of harvest and thereafter.

We may not be fully insured against risk of catastrophic loss to wineries, production facilities, fulfillment centers, customer service centers, data centers, corporate officers or distribution systems as a result of earthquakes, fires or other events. Some of the vineyards we source from, and their and our facilities, are located in California, which is prone to seismic activity and has recently experienced landslides and wildfires, which have been increasing in frequency and intensity. If any of our facilities or the vineyards or facilities of our significant suppliers were to experience catastrophic loss, that event could disrupt operations, delay production, shipments and revenue and could result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, then we could breach agreements, our reputation could be harmed, and our results or operations, financial condition and business could be adversely affected. Further, we may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. While we take steps to minimize the damage that would be caused by a catastrophic event, including relying on diversity of suppliers and wholesale distributors, there is no certainty that such efforts would prove successful.

Wine is also subject to diseases, pests and weather conditions that can affect the quality and quantity of grapes. Various diseases, pests, fungi, viruses, drought, floods, frosts and other weather conditions can affect the quality and quantity of grapes, decreasing the supply of our brands and negatively impacting us. We cannot guarantee that independent grape suppliers will succeed in preventing disease in their vineyards. For example, Pierce’s disease is a vine bacterial disease spread by insects that kills grapevines and for which there is no known cure. If vineyards used by our suppliers become contaminated with this or other diseases, then our results of operations would likely decline. Additionally, future government restrictions regarding the use of materials used in grape growing could increase vineyard costs and reduce production.

We are also subject to the adverse effects of climate change. Restrictions on access to or an increase in the cost of water and energy, and the inability of independent suppliers to adapt to and mitigate against climate change, could negatively impact our ability to effectively source grapes and wine for production. While we are diversified in our grape production, climate change is an unfolding phenomenon with uncertain outcomes. Furthermore, governmental actions to reduce the impacts of climate change such as packaging waste and emission reduction targets could adversely impact our profit margins.

Additionally, the amount of water available for us is important to the supply of grapes and winemaking, other agricultural raw materials and our ability to operate our business. If climate patterns change and droughts become more severe, there may be a scarcity of water, poor water quality or water right restrictions, which could affect production costs, consistency of yields or impose capacity constraints. The suppliers of the grapes and other agricultural raw materials purchased by us depend upon sufficient supplies of quality water for their vineyards and fields. The availability of adequate quantities of water for application at the correct time can be vital for grapes to thrive. Whether particular vineyards are experiencing water shortages depends, in large part, on their location. An extended period of drought across much of California would restrict the use and availability of water for agricultural uses, and in some cases governmental authorities might divert water to other uses. Lack of available water could reduce grape harvest and access to grapes and adversely impact us. Scarcity of adequate water in grape growing areas could also result in legal disputes among landowners and water users. If water available to the operations of our suppliers becomes scarcer, restrictions are placed on usage of water or the quality of that water deteriorates, then we may incur increased production costs or face manufacturing constraints that could negatively affect production. Even if quality water is widely available, water purification and waste treatment infrastructure limitations could increase our costs or constrain operation of production facilities and vineyards of our suppliers. Any of these factors could adversely affect our business, results of operations and financial results.

Grape supply and price volatility affects our results of operations.

Volatility and increases in the costs of grapes, labor and other necessary supplies or services have in the past negatively impacted, and in the future may negatively impact, our results of operations and financial condition. If such increases occur or exceed our estimates and if we are unable to increase the prices of our brands or achieve cost savings to offset the increases, then our results of operations will be harmed. Even if we increase brand prices in response to cost increases, such price increases may not be sustainable and could lead to declines in market share as competitors may not increase their prices or consumers may decide not to pay the higher prices. In the alternative, an extreme oversupply of grapes can lead to a glut of grape supply and declines in the value of the harvest. Future swings in grape supply and price volatility may affect our results of operations.

If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, then our profitability could be negatively impacted, which would adversely affect our business, results of operations and financial condition.

We use a large volume of raw materials, in addition to grapes, to produce and package wine, including corks, barrels, winemaking additives and water, as well as large amounts of packaging materials such as metal, cork, glass and cardboard. We purchase raw materials and packaging materials under contracts of varying maturities from domestic and international suppliers.

Glass bottle costs are one of our largest packaging components of cost of revenues. In North America, glass bottles have only a small number of producers. Currently, the majority of our glass containers are sourced from China, the United States and Mexico, while a minority are sourced from Taiwan and Chile. An inability of any of our glass bottle suppliers to satisfy our requirements could materially and adversely affect our business. In addition, costs and programs related to mandatory recycling and recyclable materials deposits could be adopted in states of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles. Increases in the costs of, or any difficulty in acquiring adequate supply of, raw materials may significantly impact our supply chain and our business. For example, our industry has recently experienced a glass shortage that has made it more difficult and more expensive to acquire the bottles we require for our brands.

Our production facilities also use a significant amount of energy in their operations, including electricity, propane and natural gas. We have experienced increases in energy costs in the past, and energy costs could rise in the future, which would result in higher transportation, freight and other operating costs, such as ageing and bottling expenses. Our freight cost and the timely delivery of wines could be adversely affected by a number of factors that could reduce the profitability of operations, including driver shortages, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. In addition, increased labor costs or insufficient labor supply could increase our production costs.

The supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially their impact on energy prices), economic factors affecting growth decisions, exchange rate fluctuations and inflation. To the extent that any of these factors, including supply of goods and energy, affect the prices of ingredients or packaging, or we do not effectively or completely hedge changes in commodity price risks, or are unable to recoup costs through increases in the price of finished wines, our business, results of operations and financial condition could be adversely affected.

If we are unable to obtain adequate supplies of premium grapes and bulk wine from third-party grape growers and bulk wine suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.

The production of our wines and the ability to fulfill the demand for our wines is restricted by the availability of premium grapes and bulk wines from third-party growers. The entirety of our grape inputs per year come from third parties in the form of contracted grapes, contracted bulk wine, spot grapes and spot bulk wine. Additionally, in 2020 approximately 64% of our wine came from grapes purchased from California-based growers. Any delay or other disruption in the supply of California grapes from these growers could have a significant adverse effect on our business. Many of these risks remain outside our control, or the control of the growers upon whom we rely, including, for example, the risks of fires or other natural disasters.

As we continue to grow, we anticipate that our production will continue to rely on third-party suppliers. If we are unable to source grapes and bulk wine of the requisite quality, varietal and geography, among other factors, our ability to produce wines to the standards, quantity and quality demanded by our consumers could be impaired.

Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease and pests could impact the quality and quantity of grapes and bulk wine available to our company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk wine creating higher input costs or the inability to purchase these materials. In recent years, we have observed significant volatility in the grape and juice market. For example, in 2020, we contracted for approximately 580,000 gallons of bulk wine at a cost of approximately $6.1 million, compared to approximately 350,000 gallons of bulk wine for a total cost of approximately $3.8 million in 2019. We may experience upward price pressure in future harvest seasons due to factors including the general volatility in the grape and bulk wine markets, widespread insured and/or uninsured losses and overall stress on the agricultural portion of the supply chain. Furthermore, following the 2020 wildfires in Northern California, the price of bulk wine increased substantially in a very short period of time, leading to some wine producers reducing lot sizes of certain wines. While we were able to purchase much of our bulk wine prior to meaningful price increases, we cannot be sure that we will be able to avoid similar price increases in the future. As a result, our financial results could be materially and adversely affected both in the year of the harvest and future periods.

A reduction in our access to or an increase in the cost of the third-party facilities we use to produce our wine could harm our business.

We use third-party alternating proprietorship bottling and winemaking facilities in the production of many of our wines, which means we rely on production capacity at several third-party facilities to bring certain of our brands to market. Our ability to utilize these facilities may be limited by several factors outside our control, including, among others, increased processing costs, damage to the facility or temporary or permanent shutdown for hygienic, mechanical, regulatory or other reasons. The inability to use these or alternative facilities, or to quickly find alternative facilities, at reasonable prices or at all, could increase our costs or reduce the amounts we produce, which could reduce our sales and earnings.

Moreover, we do not have long-term agreements with any of these facilities, and they may provide facility space and services to competitors at a price above what we are willing to pay, which could force us to locate new facilities. The activities conducted at outside facilities include crushing, fermentation, storage, blending, and bottling. The reliance on these third parties varies according to the type of production activity. As production increases, we must increasingly rely upon these third-party production facilities. Reliance on third parties will also vary with annual harvest volumes.

Moving production to a new third-party service provider could negatively impact our financial results.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We primarily rely on one major vendor for our DTC shipping requirements. If we are not able to negotiate acceptable pricing and other terms with our vendors or they experience performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. For example, the costs and difficulty in procuring adequate trucking and other shipping services have increased recently as a result of, among other things, the COVID-19 pandemic. Ongoing or recurring challenges relating to our shipping processes or that of any third parties that we rely on could have a material impact on our business and results of operations.

Shipping vendors may also impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship brands to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our brands are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

If we do not successfully optimize, operate and manage the expansion of the capacity of our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.

We have warehouse fulfillment centers located in California and Pennsylvania. If we do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers. As a result of the continuing effects of the COVID-19 pandemic, we may experience disruptions to the operations of our fulfillment centers, which may negatively impact our ability to fulfill orders in a timely manner, which could harm our reputation, relationships with consumers and business, financial condition, results of operations and prospects.

We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in brands that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver purchases to our DTC consumers and merchandise inventory to our retailers and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.

We may also need to add an additional warehouse fulfillment center and/or other distribution capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the spread and impact of the COVID-19 pandemic. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could have an adverse effect on our business, financial condition, results of operations and prospects.

We rely on third-party suppliers, producers, retailers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any vineyards. We use multiple third-party suppliers and producers based primarily in the United States, and other countries to a lesser extent, to source all of our grapes and juice, under our owned brand. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply and manufacture our products may be affected by competing orders placed by other companies and the demands of those companies. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We have also outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories, we are dependent on third-party vendors for credit card processing, and we use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retailers, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

Further, our third-party manufacturers, suppliers and retail and ecommerce vendors may:

•
have economic or business interests or goals that are inconsistent with ours;
•
take actions contrary to our instructions, requests, policies or objectives;
•
be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, and to comply with applicable regulations, including those regarding the safety and quality of products;
•
have financial difficulties;
•
encounter raw material or labor shortages;
•
encounter increases in raw material or labor costs which may affect our procurement costs;
•
encounter difficulties with proper payment of custom duties or excise taxes;
•
disclose our confidential information or intellectual property to competitors or third parties;
•
engage in activities or employ practices that may harm our reputation; and
•
work with, be acquired by, or come under control of, our competitors.

If our third-party suppliers and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition, results of operations and prospects could be harmed.

Our reputation and our consumers’ willingness to purchase our brands depend in part on our suppliers’, manufacturers’, and retailers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retailers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retailers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.

Our wholesale operations and wholesale revenues depend largely on independent wholesale distributors whose performance and continuity is not assured.

Our wholesale operations generate revenue from brands sold to wholesale distributors, who then sell our products to off-premise retail locations such as grocery stores and specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars. Sales to wholesale distributors are expected to continue to represent a substantial portion of our revenues in the future. A change in our relationship with one or more significant wholesale distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of wholesale distributors except under certain limited circumstances, which makes it difficult to terminate a wholesale distributor for poor performance without reasonable cause as defined by applicable statutes. Difficulty or inability with respect to replacing wholesale distributors, poor performance of major wholesale distributors or inability to collect accounts receivable from major wholesale distributors could harm our business. Also, there can be no assurance that existing wholesale distributors and retailers will continue to purchase our brands or provide our brands with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices. These pressures, if present, with our wholesale distributors would harm our reputation, business, financial condition, results of operations and prospects.

We may face difficulties as we expand our business and operations into jurisdictions in which we have no prior operating experience.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business, including internationally. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition.

In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in new markets. It is costly to establish, develop and maintain operations and develop and promote our brands in new jurisdictions. As we expand our business into other jurisdictions, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.

Risks Related to Intellectual Property and Data Privacy

If we are unable to secure, maintain, protect or enforce our intellectual property in domestic and foreign markets, including trademarks for our winery brands, vineyards and wines, the value of our winery brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial results.

Our future success depends significantly on our ability to protect our current and future brands and to obtain, maintain, protect, enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights. We have been granted numerous trademark registrations in the United States and abroad covering many of our wine brands, and we have filed, and expect to continue to file, trademark applications seeking to protect newly developed wine brands. We cannot be sure that trademark registrations will be issued to us under any of our trademark applications. Our trademark applications could be opposed by third parties, and our trademark rights, including registered trademarks, could also be challenged. We cannot assure you that we will be successful in defending our trademarks in actions brought by third parties. There is also a risk that we could fail to timely maintain or renew our trademark registrations or otherwise protect our trademark rights, which could result in the loss of those trademark rights (including in connection with failure to maintain consistent use of these trademarks). Any of our intellectual property rights, including our trademark registrations, may lapse, be abandoned, be challenged, circumvented, declared generic or otherwise invalidated through administrative process or litigation. If we fail to maintain our trademarks or our trademarks are successfully challenged, we could be forced to rebrand our wines and other products, which could result in a loss of brand recognition and could require us to devote additional resources to the development and marketing of new brands.

Notwithstanding any trademark registrations or other intellectual property held by us, third parties have brought claims in the past, and may bring claims in the future alleging that we have infringed, misappropriated, or otherwise violated that third party’s trademark or other intellectual property rights. Any such claims, with or without merit, could require significant resources to defend, could damage the reputation of our winery brands, could result in the payment of compensation (whether as a damages award or settlement) to such third parties, and could require us to stop using our winery brands or other intellectual property rights, enter into costly royalty or licensing agreements or otherwise agree to an undertaking to limit our use of such trademarks or other intellectual property rights. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to trademarks and other intellectual property rights we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims would result in additional cost and could result in additional liability to us. In addition, our actions to monitor and enforce trademark rights against third parties may not prevent counterfeit products or products bearing confusingly similar trademarks from entering the marketplace, which could divert sales from us, tarnish our reputation or reduce the demand for our brands or the prices at which those brands are sold. Any enforcement litigation brought by us, whether or not successful, could require significant costs and resources, and divert the attention of management, which could negatively affect our business, results of operations and financial results. Third parties may also acquire and register domain names that are confusingly similar to or otherwise damaging to the reputation of our trademarks, and we may not be able to prevent or cancel any such domain name registrations. Any of the foregoing could have a material adverse effect on our business, results of operations and financial results.

We may be unable to adequately obtain, maintain, protect and enforce our intellectual property rights.

We regard our brands, consumer lists, trademarks, trade dress, domain names, trade secrets, proprietary technology, including the source code for our platform, and similar intellectual property as critical to our success. We rely on trademark, copyright trade secret protection, and confidentiality agreements with our employees and others to protect our proprietary rights.

Effective intellectual property protection may not be available in every country in which our brands are, or may be made, available. In addition, unilateral actions in the United States or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to obtain, maintain and enforce our trademark and other intellectual property rights. Furthermore, the laws of some foreign countries may not protect trademark and other intellectual property rights to the same extent as the laws of the United States, and it may be more difficult for us to successfully obtain, maintain, protect and enforce our trademark and other intellectual property rights in these countries. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing, misappropriating or otherwise violating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation.

Our pending and future trademark applications may never be granted. Additionally, the process of obtaining trademark protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable trademark or other intellectual property applications at a reasonable cost or in a timely manner. We may also allow certain of our registered intellectual property rights, or our pending applications for intellectual property rights, to lapse or become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is no longer worthwhile. There can be no assurance that our registered trademarks or pending applications, if issued or registered, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of trademark and other intellectual property rights are constantly evolving and vary by jurisdiction. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. If any third party copies our brands or products in a manner that projects lesser quality or carries a negative connotation or otherwise uses trademarks that are identical or similar to our trademarks, it could lead to market confusion and have a material adverse effect on our brand image and reputation. In some cases there may be third-party trademark owners who have prior rights to our trademarks or third parties who have prior rights to similar trademarks, and we may not be able to prevent such third parties from using and marketing any such trademarks.

We also rely on unpatented proprietary technology, such as the source code of our platform. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. It is also possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require our employees and certain of our consultants, contract employees, suppliers and independent contractors, including some of our manufacturers who use our formulations to manufacture our brands to enter into confidentiality agreements, which generally require that all information made known to them be kept strictly confidential. The effectiveness of these agreements are important as some of our formulations have been developed by or with our suppliers and manufacturers. However, we may fail to enter into confidentiality agreements with all parties who have access to our trade secrets or other confidential information. In addition, parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Further, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even if we are successful in prosecuting such claims, any remedy awarded may be insufficient to fully compensate us for the improper disclosure or misappropriation. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be harmed.

In the United States, the Defend Trade Secrets Act of 2016, or the DTSA, provides a federal cause of action for misappropriation of trade secrets. Under the DTSA, an employer may not collect enhanced damages or attorneys’ fees from an employee or contractor in a trade secret dispute brought under the DTSA, unless certain advanced provisions are observed. The full benefit of the remedies available under the DTSA requires specific language and notice requirements present in the relevant agreements with such employees and contractors, which may not be present in all of our agreements. We cannot provide assurance that our existing agreements with our employees, consultants, contract employees and independent contractors contain notice provisions that would enable us to seek enhanced damages or attorneys’ fees in the event of any dispute for misappropriation of trade secrets brought under the DTSA.

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging our intellectual property rights and if such defenses, counterclaims or countersuits are successful, we may lose valuable intellectual property rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which could have an adverse effect on our business, financial condition, results of operations and prospects.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We consider our trademarks to be valuable assets that reinforce our brands and consumers’ perception of our brands. We have invested a significant amount of time and money in establishing and promoting our trademarked brands. Our continued success depends, to a significant degree, upon our ability to protect and preserve our registered trademarks and to successfully obtain additional trademark registrations in the future.

We may not be able to obtain trademark protection in all territories that we consider to be important to our business. While we have obtained or applied for registrations of our trademarks, we have not registered our trademarks in all categories, or in all foreign countries in which we currently, or may in the future, source or offer our products. In addition, we cannot assure you that the steps we have taken to establish and protect our trademarks are adequate, that our trademarks can be successfully defended and asserted in the future or that third parties will not infringe upon any such rights. Our trademark rights and related registrations may be challenged, opposed, infringed, cancelled, circumvented or declared generic, or determined to be infringing on other marks by third parties and if such third parties are successful, we may lose our trademark rights. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brands. Moreover, any trademark disputes may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under our existing license agreements or cannot license rights to use technologies on reasonable terms or at all, we may be unable to license rights that are critical to our business.

We license certain intellectual property and technology which are critical to our business. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Licensing intellectual property or technology from third parties also exposes us to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. Termination by the licensor would cause us to lose valuable rights, and could inhibit our ability to commercialize our brands. If any contract interpretation disagreement were to arise, the resolution could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could adversely impact our business, financial condition and results of operations.

In addition, in the future we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new brands. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies with greater size and capital resources than us may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties or other fees. If we are unable to enter into the necessary licenses on acceptable terms or at all, it could have an adverse effect on our business, financial condition, results of operations and prospects.

Our reliance on software-as-a-service, or SaaS, technologies from third parties may adversely affect our business and results of operations.

We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, consumer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.

We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our Retail channel or fulfill consumer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, the need to acquire and retain sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, failures or delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects.

We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of consumers and business.

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our brands and services, to fulfill orders, to collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of share, and otherwise process (which we collectively refer to as Process) large amounts of information, including confidential information, intellectual property, proprietary business information, financial information, and personal information of our consumers, employees and contractors, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as Business Functions). These information technology networks and systems, and the Processing they perform, may be susceptible to damage, interruptions, disruptions or shutdowns, software or hardware vulnerabilities, security incidents, cyberattacks, phishing attacks, ransomware attacks, social engineering attacks, supply-side attacks, malicious code, employee theft or misuse, fraud, denial or degradation of service attacks, unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization, failures during the process of upgrading or replacing software, databases or components, power outages, fires, natural disasters, hardware failures, computer viruses, terrorism, war, attacks by computer hackers, telecommunication and electrical failures, user errors or catastrophic events. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments or state-sponsored actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. Due to the COVID-19 pandemic, our personnel and our third party service providers are temporarily working remotely and relying on their own computers, routers and other equipment, which may pose additional data security risks to networks, systems and data, and may create additional opportunities for cybercriminals to exploit vulnerabilities. Any material disruption of our networks, systems or Processing activities, or those of our third-party service providers, could disrupt our ability to undertake, and cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. If our information technology networks and systems or Processing (or of our third-party service providers) suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. Our DTC and ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, brand offerings and enhanced content. Due to the importance of our website and DTC operations, any material disruption of our networks, systems or Processing activities related to our websites and DTC operations could reduce DTC sales and financial performance, damage our brand’s reputation and materially adversely impact our business.

Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and any strategic partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. We also may experience security breaches that remain undetected for an extended period of time. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our consumers to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors. Improper access to our systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations, or for consumer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

We may have contractual and other legal obligations to notify relevant stakeholders of any security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory and government authorities, supervisory bodies, the media and others of security breaches involving certain types of data. In addition, our agreements with certain consumers and third parties may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach consumer or ecommerce or retail consumer contracts. Our agreements with certain consumers or ecommerce or retail consumers, our representations, or industry standards, may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach or compromise affecting us, our service providers, vendors, any strategic partners, other contractors, consultants, or our industry, whether real or perceived, could lead to claims by our consumers or ecommerce or retail consumers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations and could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. As a result, we could be subject to legal action or we also could be subject to actions or investigations by regulatory authorities which could potentially result in regulatory penalties, fines and significant legal liability, or our consumers or ecommerce or retail consumers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our consumer base, and Process increasingly large amounts of proprietary and sensitive data. Any of the following could have a material adverse effect on our business, financial condition, results of operations and prospects.

The use of “open source” software in our products and services may expose us to additional risks and harm our intellectual property.

Certain of our platforms and technologies utilize and incorporate “open source” software. Open source software is generally freely accessible, usable and modifiable, however certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Additionally, certain open source software licenses require the user of such software to make any derivative works of the open-source code available to others on terms that are unfavorable to such user or at no cost. This can effectively render what was previously proprietary software to be open source software. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses.

While we try to ensure that no open source software is used in such a way as to require us to disclose the source code to our related proprietary software, such use could inadvertently occur. Additionally, a third-party software provider may incorporate, inadvertently or not, certain types of open source software into software that we license from such third party for our proprietary software. If any of the foregoing occurs, we could, under certain circumstances, be required to disclose the source code to our proprietary software, which could enable third parties to compete with us using such software. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

We are subject to stringent and changing laws, rules, regulations, industry standards, information security policies, self-regulatory schemes and contractual obligations related to data privacy, protection and security, marketing, advertising and consumer protection. Any actual or perceived failure by us, our consumers, partners or vendors to comply with such laws, rules, regulations, industry standards, information security policies, self-regulatory schemes and contractual obligations could have an adverse effect on our business, financial condition, results of operations and prospects.

We Process, and our vendors Process on our behalf, personal information, confidential information and other information necessary to provide and deliver our brands through our DTC channel to operate our business, for legal and marketing purposes, and for other business-related purposes.

Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries in which we operate and where we offer our brands and services. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (which we collectively refer to as Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules and laws. Data Protection Laws and data protection worldwide are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could have an adverse effect on our business, financial condition, results of operations and prospects. We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (which we collectively refer to as Privacy Policies), and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (which we collectively refer to as Data Protection Obligations). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and otherwise Process consumer data and operate our business. We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, if any, or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. If we or our vendors fail or are perceived to have failed to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, our business, financial condition, results of operations and prospects could be adversely affected.

In the United States, relevant Data Protection Laws include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. The CCPA requires companies that Process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows California residents to opt out of certain sharing of personal information with third parties gives California residents the right to access and request deletion of their information, and provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. The CCPA may increase our compliance costs and potential liability and risks associated with data breach litigation. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect in most material respects on January 1, 2023. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations additional rights to California residents to limit the use of their sensitive information, providing for penalties for CPRA violations concerning California residents under the age of 16, and establishing a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Laws in all 50 states already require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Each of these Data Protection Laws and any other such changes or new Data Protection Laws could impose significant limitations, require changes to our business, or restrict our collection, use, storage or Processing of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation, which, in turn, could adversely affect our business, brands, financial condition, and results of operations.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based Processing, and postal mail to sell our brands and services and to attract new consumers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents from users for certain activities, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. We may have to develop alternative systems to determine our consumers’ behavior, customize their online experience, or efficiently market to them if consumers block cookies or regulations introduce additional barriers to collecting cookie data and there is no guarantee that such development efforts will be successful or worth the expense. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and prospects.

In Europe, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for Processing the personal data of individuals within the European Economic Area, or EEA. While we do not believe we are currently subject to the GDPR, we have plans of expanding internationally and have trademark registrations in jurisdictions in the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or the EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

In addition to government regulation and laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us, including the Payment Card Industry Data Security Standards, or PCI-DSS. In the event we fail to comply with the PCI-DSS, we could be in breach of our obligations under consumer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional Data Protection Obligations or different standards relating to our handling or protection of data.

Although we work to comply with applicable Data Protection Laws, our Privacy Policies, and any Data Protection Obligations, data protection requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, partners, vendors or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to the Alcohol and the Wine Industry

Adverse public opinion about alcohol may harm our business.

Certain research studies have concluded or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses. An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm our business by reducing sales and increasing expenses. Additionally, in recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of Alcoholic Beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of Alcoholic Beverages, to increase the penalties associated with the misuse of Alcoholic Beverages, or to increase the costs associated with the production of Alcoholic Beverages. Over time, these efforts could cause a reduction in the consumption of Alcoholic Beverages generally, which could harm our business by reducing sales and increasing expenses.

Consumer demand for wine could decline for a variety of reasons. Reduced demand could harm our results of operations, financial condition and prospects.

There have been periods in the past in which there were substantial declines in the overall per capita consumption of wine. A limited or general decline in consumption in one or more of our brand categories could occur in the future for a variety of reasons, including a general decline in economic conditions, changes in the spending habits of consumers generally (or of groups of consumers, such as millennials), prohibition, increased concern about the health consequences of consuming Alcoholic Beverages and about drinking and driving, a trend toward a healthier diet, including lighter, lower-calorie beverages such as diet soft drinks, juices and water, the increased activity of anti-alcohol consumer group; and increased federal, state or foreign excise and other taxes on Alcoholic Beverages. Reduced demand for wine could harm our results of operations, financial condition and prospects.

Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on wholesale distributors and government agencies that resell Alcoholic Beverages in all states. A significant reduction in wholesale distributor demand for our wines would materially and adversely affect our sales and profitability.

Due to regulatory requirements in the United States, we sell a significant portion of our wines to wholesale distributors for resale to retail accounts, and in some states, directly to government agencies for resale. Additionally, a small percentage of our wines are sold by wholesale distributors to retail accounts outside of the United States. Decreased demand for our wines in any of our sales channels would negatively affect our sales and profitability materially. A change in the relationship with any of our significant wholesale distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of wholesale distributors, except under certain limited circumstances, making it difficult to terminate or otherwise cease working with a wholesale distributor for poor performance without reasonable justification, as defined by applicable statutes. Any difficulty or inability to replace wholesale distributors, poor performance of our major wholesale distributors or our inability to collect accounts receivable from our major wholesale distributors could harm our business. In addition, an expansion of the laws and regulations limiting the sale of our wine would materially and adversely affect our relationships with wholesale distributors and government agencies. There can be no assurance that the wholesale distributors and government agencies to which we sell our wines will continue to purchase our wines or provide our wines with adequate levels of promotional support, which could increase competitive pressure to increase sales and market spending and could materially and adversely affect our business, results of operations and financial results.

A decrease in wine score ratings by important rating organizations could have a negative impact on our ability to create demand for and sell our wines. Sustained negative scores could reduce the prominence of our winery brands and carry negative association across our portfolio which could materially and adversely affect our sales and profitability.

Our brands’ individual labels are issued ratings or scores by wine rating organizations, and higher scores often drive greater demand and, in some cases, higher pricing. Many of our brands have consistently ranked among the top U.S. premium wine brands and have generally received positive reviews across multiple appellations, varietals, varieties, styles and price points from many of the industry’s top critics and publications. These positive third-party reviews have been important to maintaining and expanding our reputation as a premium wine producer. However, we have no control over ratings issued by third parties or the methodology they use to evaluate our wines, which may not continue to be favorable to us in the future. If our new or existing brands are assigned significantly lower ratings, if our brands consistently receive lower ratings over an extended period of time or if any of our competitors’ new or existing brands are assigned comparatively higher ratings, our consumers’ perception of our brands and demand for our wines could be negatively impacted, which could materially and adversely affect our sales and profitability.

We rely on independent certification for a number of our brands.

We rely on independent third-party certification, such as certifications of some of our brands or ingredients as “organic” to differentiate them from others. We must comply with the requirements of independent organizations or certification authorities in order to label our brands as certified organic, such as the California Certified Organic Farmers and Quality Assurance International. We may lose our certifications if we use unapproved raw materials or incorrectly use a certification on brand labels or in marketing materials. The loss of any independent certification could adversely affect our market position and brand reputation as a maker of clean brands, and our business, financial condition, results of operations and prospects could be adversely affected.

From time to time, we may become subject to litigation specifically directed at the Alcoholic Beverages industry, as well as litigation arising in the ordinary course of business.

We and other companies operating in the Alcoholic Beverages industry are, from time to time, exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. These campaigns could result in an increased risk of litigation against us and our industry. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future.

From time to time, we may also be party to other litigation in the ordinary course of our operations, including in connection with commercial disputes, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or securities-related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties or fines as well as reputational damage to our company and our winery brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgements for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial results.

Risks Related to Government Regulation

Health and safety incidents or advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our brand offerings.

Selling wine and other Alcoholic Beverages involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding product safety. Illness, injury or death related to allergens, illnesses, foreign material contamination or other product safety incidents caused by our brands, or involving our suppliers, could result in the disruption or discontinuance of sales of these brands or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation.

Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of adverse reactions or other safety incidents could also adversely affect the price and availability of affected brands, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of contamination, defects, or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers or our retail or wholesale distributors, depending on the circumstances, to conduct a recall in accordance with the Alcohol and Tobacco Tax and Trade Bureau, or TTB, FDA, California Department of Alcohol Beverage Control, or ABC, the Consumer Product Safety Commission, or CPSC, the USDA, the U.S. Environmental Protection Agency, or EPA, or other federal regulations and policies, and comparable state laws, regulations and policies. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing retailers or consumers and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

In addition, companies that sell wine and other Alcoholic Beverages products have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any such company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into products, as well as product substitution. Governmental regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we or our suppliers do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Further, many brands that we sell are advertised with claims as to their origin, ingredients or environmental benefits, including, by way of example, the use of the term “natural”, “organic”, or “sustainable”, or similar synonyms or implied statements relating to such benefits. Although the TTB, FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the Alcoholic Beverages industry, which is true for many other adjectives common in the beverage industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against several companies that market “natural” products or ingredients, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients and the use of synthetic ingredients, including synthetic forms of otherwise natural ingredients.

Should we become subject to similar claims, the resulting adverse publicity about these matters may discourage consumers from buying our brands, even if the basis for the claim is unfounded. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, the USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us or our suppliers to liability or regulatory enforcement. Consumers may also pursue state law claims against us or our suppliers challenging use of the organic label as being intentionally mislabeled or misleading or deceptive to consumers.

In addition, certain of the brands we sell require approval from and registration with the EPA prior to sale. Products that expressly or impliedly claim to control microorganisms that pose a threat to human health may be subject by additional regulatory scrutiny and need to be supported by additional efficacy data. Should we advertise or market these EPA regulated products with claims that are not permitted by the terms of their registration or are otherwise false or misleading, the EPA may be authorized to take enforcement action to prevent the sale or distribution of disinfectant products. False or misleading marketing claims concerning a product’s EPA registration or its efficacy may also create the risk for challenges under state law at the consumer level.

If any of the above actions or factors were to impact our products, this could adversely affect our reputation, business, financial condition, results of operations and prospects.

We are subject to extensive governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.

We and the suppliers and manufacturers we work with are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources, the environment and consumers. Our operations are subject to regulation by the TTB, ABC, Occupational Safety and Health Administration, or OSHA, the FDA, the CPSC, the USDA, the FTC, EPA, and by various other federal, state, local and foreign authorities regarding the manufacture, processing, packaging, storage, sale, order fulfillment, advertising, labeling, import and export of our brands. Certain of the brands we sell may require EPA registration and approval prior to sale.

In addition, we, our co-manufacturers and our third-party contractors are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the EPA, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our co-manufacturers and third-party contractors) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our brands are also subject to state laws and regulations, such as California’s Proposition 65, or Prop 65, which requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level. We have in the past been subject to lawsuits brought under Prop 65, and if we fail to comply with Prop 65 in the future, it may result in lawsuits and regulatory enforcement that could have a material adverse effect on our reputation, business, financial condition, results of operations and prospects. Further, the inclusion of warnings on our brands to comply with Prop 65 could also reduce overall consumption of our brands or leave consumers with the perception (whether or not valid) that our brands do not meet their health and wellness needs, all of which could adversely affect our reputation, business, financial condition, results of operations and prospects.

These developments, depending on the outcome, could have an adverse effect on our reputation, business, financial condition, results of operations and prospects.

Changes in existing marketing and advertising laws or regulations or related official guidance, or the adoption of new laws or regulations or guidance for these areas, may increase our costs and otherwise adversely affect our business, financial condition, results of operations and prospects.

The manufacture and marketing of Alcoholic Beverages is highly regulated. In connection with the marketing and advertisement of our brands, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

The advertising regulatory environment in which we operate has changed in the past could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or “Endorsement Guides,” to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Although we strive to adapt our marketing efforts to evolving regulatory requirements and related guidance, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in regulations and related official guidance, including the Endorsement Guides and Green Guides, could also introduce new restrictions that impair our ability to market our brands effectively and place us at a competitive disadvantage with competitors who depend less than we do on environmental marketing claims and social media influencer relationships.

Moreover, any change in marketing for our brands may lead to an increase in costs or interruptions in sales, either of which could adversely affect our business, financial condition, results of operations and prospects. New or revised government laws, regulations or guidelines could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Failure by our network of retailers, suppliers or manufacturers to comply with product safety, environmental or other laws and regulations, or with the specifications and requirements of our brands, may disrupt our supply of products and adversely affect our business.

If our network of retailers, suppliers or manufacturers fail to comply with environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our retailers, suppliers and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative retailers, suppliers or manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and manufacturers. As a result, our supply of Alcoholic Beverages could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations and prospects. The failure of any partner or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations and prospects.

Class action litigation, other legal claims and regulatory enforcement actions and the lack of adequate or sufficient insurance coverage could subject us to liability for damages, civil and criminal penalties and other monetary and non-monetary liability and could otherwise adversely affect our reputation, business, financial condition, results of operations and prospects.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of consumer class action litigation, other legal claims, government investigations or other regulatory enforcement actions. The product marketing and labeling practices of companies operating in the Alcoholic Beverages industry receive close scrutiny from the private plaintiff’s class action bar and from public consumer protection agencies. Accordingly, there is risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general or other consumer protection law enforcement authorities will bring legal actions concerning the truth and accuracy of our product marketing and labeling claims. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, false advertising, unfair and deceptive practices, negligent misrepresentation and breach of state consumer protection statutes. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, consultants, independent contractors, suppliers, manufacturers or retailers will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties and liabilities that could adversely affect our brand sales, reputation, financial condition and operating results. These liabilities could include obligations to reformulate brands or remove them from the marketplace, as well as obligations to disgorge revenue and to accept burdensome injunctions that limit our freedom to market our brands. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our reputation, business, brand image, financial condition, results of operations and prospects.

Furthermore, although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities, as a result of civil or criminal penalties or otherwise, or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such liabilities, including inventory and business interruption losses, may not be covered by our insurance policies. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

We are subject to governmental laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, consumers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

Developments in labor and employment law and any unionizing efforts by employees could have an adverse effect on our business, financial condition, results of operations and prospects.

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees and other individuals providing valuable services to us, such as our social media influencers. For example, the previously proposed federal legislation referred to as the Employee Free Choice Act would have substantially liberalized the procedures for union organization. None of our employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we enter into a collective bargaining agreement with our employees, the terms could have an adverse effect on our costs, efficiency and ability to generate acceptable returns on the affected operations.

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is currently $58,240 per year for executive, administrative and professional employees with employers that have 26 or more employees. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements could have an adverse effect on our business, financial condition, results of operations and prospects.

As a producer of Alcoholic Beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to extensive regulatory review, proceedings and audits in the United States pursuant to federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically Alcoholic Beverages, including by the TTB and the FDA. These and other regulatory agencies impose a number of product safety, labeling and other requirements on our operations and sales. In California, we are subject to alcohol-related licensing and regulations by many authorities, including the ABC, which investigates applications for licenses to sell Alcoholic Beverages, reports on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted. Any governmental litigation, fines or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could have a material adverse effect on our business, results of operations and financial results. Any government intervention challenging the production, marketing, promotion, distribution or sale of beverage alcohol or specific brands could affect our ability to sell our wines. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business, results of operations or financial results. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business. Furthermore, changes to the interpretation or approach to enforcement of regulations may require changes to our business practices or the business practices of our suppliers, wholesale distributors or consumers. The penalties associated with any violations or infractions may vary in severity and could result in a significant impediment to our business operations, and could cause us to have to suspend sales of our wines in a jurisdiction for a period of time.

Changes in laws and government regulations to which we are currently subject, including changes to the method or approach of enforcement of these government rules and regulations, may increase our costs or limit our ability to sell our wines into certain markets, which could materially and adversely affect our business, results of operations and financial condition.

The wine industry is subject to extensive regulation by a number of foreign and domestic agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, land use, production methods, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising, sequestration of classes of wine and relations with wholesale distributors and retailers. Changes to existing laws and regulations may result in increased production and sales costs, including an increase on the applicable tax in various state, federal and foreign jurisdictions in which we do business. The amount of wine that we can sell directly to consumers in certain jurisdictions is regulated, and in certain states we are not allowed to sell wines directly to consumers at all. Changes in these laws and regulations that tighten current rules could have an adverse impact on sales or increase costs to produce, market, package or sell wine. Changes in regulation that require significant additional source data for registration and sale, in the labeling or warning requirements, or limitations on the permissibility of any component, condition or ingredient, in the places in which our wines can be sold could inhibit sales of affected products in those markets. From time to time, states also consider proposals to increase state alcohol excise taxes, which could adversely affect our profit margins. New or updated regulations, requirements or licenses, particularly changes that impact our ability to sell, or new or increased excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations.

The wine industry is subject to extensive regulation by a number of foreign and domestic agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, land use, production methods, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising, sequestration of classes of wine and relations with wholesale distributors and retailers. Any expansion of our existing facilities may be limited by present and future zoning ordinances, use permit terms, environmental restrictions and other legal requirements. In addition, new or updated regulations, requirements or licenses, particularly changes that impact our ability to sell DTC and/or retail accounts in California, or new or increased excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, states consider proposals to increase state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control, including:

•
fluctuations in revenue, including as a result of adverse market conditions due to the COVID-19 pandemic and the opening of retail and travel opportunities as the pandemic abates, the seasonality of market transactions and fluctuations in sales through our retail and ecommerce channels;
•
the amount and timing of our operating expenses;
•
our success in attracting and maintaining relationships with wholesale distributors and retailers;
•
our success in executing on our strategy and the impact of any changes in our strategy;
•
the timing and success of brand launches, including new products in beverage categories beyond wine that we may introduce;
•
the timing and success of our marketing efforts;
•
adverse economic and market conditions, such as those related to the current COVID-19 pandemic and other adverse domestic or global events;
•
disruptions or defects in our technology platform, such as privacy or data security breaches, errors in our software or other incidents that impact the availability, reliability or performance of our platform;
•
disruptions in our supply chain, such as the ability of our third-party suppliers to produce grapes or wine, the ability of wholesale distributors to distribute our brands, or in our shipping arrangements or other relationships with third-party vendors;
•
the impact of competitive developments and our response to those developments;
•
fluctuations in inventory and working capital;
•
our ability to manage our business and future growth; and
•
our ability to recruit and maintain employees.

Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic, consumer spending patterns and the impacts of the gradual reopening of the offline economy and lessening of restrictions on movement and travel as the COVID-19 pandemic abates. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock, particularly post-pandemic. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

We believe that our quarterly operating results may vary in the future and that period to period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. Any seasonal effects may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves or commissioned, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of our market opportunity across the markets are subject to change over time, and there is no guarantee that any particular number or percentage of consumers covered by our market opportunity estimates will purchase our brands at all or generate any particular level of revenue for us. Any expansion in each market depends on a number of factors, including the cost and perceived value associated with our brand offerings and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all, which could adversely affect our business, financial condition, results of operations and prospects. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of our future growth. For more information regarding the estimates of market opportunity and forecasts of market growth, see the section titled “Industry, Market, and Other Data.”

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

Our stock price and trading volume may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.

If a trading market for our common stock develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. In connection with our adoption and implementation of the new revenue accounting standard, management made judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance involving estimates and assumptions may evolve or change over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. The majority of our currently outstanding shares of common stock are restricted as a result of securities laws or 180-day lock-up agreements (which may be waived, with or without notice, by Spartan Capital Securities, LLC) but will be able to be sold beginning on May 9, 2022.

Moreover, holders of an aggregate of up to approximately 10.2 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. Once we register these shares or they otherwise cease to be restricted securities laws and are no longer subject to contractual lockup restrictions, they can be freely sold in the public market, subject to volume limitations applicable to affiliates and lock-up agreements

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively control a substantial portion of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•
Our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•
Our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•
Our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
A special meeting of stockholders may be called only by the chair of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
Our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
Our board of directors may alter our bylaws without obtaining stockholder approval;
•
The required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•
Stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•
Our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation will provide that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to the us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing Credit Agreements restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

General Risk Factors

We will incur significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We expect to incur costs associated with corporate governance requirements that are now applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the NYSE American. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We expect such expenses will further increase after we cease to qualify as an emerging growth company and smaller reporting company. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

We may also become subject to more stringent state law requirements, including requirements to have a minimum number of females or individuals from underrepresented populations on our board of directors.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We recently became subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report after the completion of our initial public offering, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company or smaller reporting company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, or, when we are no longer an emerging growth company or smaller reporting company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or ability to achieve or maintain profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

We may issue additional securities. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

We are, and may in the future become, party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. We are not currently party to any material litigation.

Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have an adverse effect on our business, financial condition, results of operations and prospects. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Employee litigation or other unfavorable publicity could negatively affect our future business.

Our employees have in the past, and may in the future, bring employment-related lawsuits against us, including regarding injuries, a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms, employer review websites and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related claims have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business, including their ability to attract and hire top talent. If we were to face any employment- or harassment-related claims, our business could be negatively affected in similar or other ways.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and a smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company: we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold nonbinding advisory votes on executive compensation, frequency of votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, while we remain an emerging growth company we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements may not be comparable to the operating results and financial statements of companies who have adopted the new or revised accounting standards.

We may remain an emerging growth company until as late as December 31, 2026, though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On November 15, 2021, we closed our initial public offering, or the IPO, of our common stock in which we issued and sold 1,692,308 shares of our common stock at a price to the public of $13.00 per share. The underwriters also have an option to purchase from us an additional 253,846 shares of common stock pursuant to a 45-day option to purchase additional shares. The shares were offered pursuant to registration statements on Form S-1 (File Nos. 333-259828 and 333-260989), which became effective on November 10, 2021. The underwriters of the offering were led by Spartan Capital Securities, LLC. The offering did not terminate until after the sale of all shares of common stock registered on the registration statements.

We raised approximately $17.9 million in proceeds, net of underwriting discounts and commissions of approximately $1.5 million and estimated offering costs of approximately $2.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net proceeds from our IPO have been used and will be used for general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus dated November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41055	3.1	11/17/2021
3.2	Amended and Restated Bylaws	8-K	001-41055	3.2	11/17/2021
4.1	Representative's Warrant Agreement					*
10.1	Seventh Amended and Restated Investors Rights Agreement by and between Winc, Inc. and certain security holders of Winc, Inc., dated as of April 6, 2021	S-1	333-259828	10.1	11/02/2021
10.1(a)	First Amendment to Seventh Amended and Restated Investors Rights Agreement by and between Winc, Inc. and certain security holders of Winc, Inc., dated as of October 12, 2021	S-1	333-259828	10.1(a)	11/02/2021
10.2#	2021 Incentive Award Plan					*
10.2(a)#	Form of Stock Option Agreement under the 2021 Incentive Award Plan	S-1	333-259828	10.4(a)	11/02/2021
10.2(b)#	Form of Restricted Stock Unit under the 2021 Incentive Award Plan	S-1	333-259828	10.4(b)	11/02/2021
10.3#	2021 Employee Stock Purchase Plan					*
10.8#	Executive Severance Plan					*
10.9#	Non-Employee Director Compensation Program	S-1	333-259828	10.9	11/02/2021
10.10	Form of Indemnification Agreement between Winc, Inc. and its directors and officers	S-1	333-259828	10.2	10/13/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winc, Inc.

Date: December 9, 2021	By:	/s/ Geoffrey McFarlane
Geoffrey McFarlane
Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2021	By:	/s/ Carol Brault
Carol Brault
Chief Financial Officer (Principal Financial and Accounting Officer)