Form 10-K
period 2021-12-31
Winc, Inc.
filed 2022-03-30
CIK 1782627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-41055

Winc, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2988960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1751 Berkeley St, Studio 3 Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

(800) 297-1760

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	WBEV	The NYSE American

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was not a public company, and there was no established public market for the registrant’s common stock.

As of March 28, 2022, the registrant had 13,213,378 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. All statements contained in this Annual Report other than statements of historical fact, are forward-looking statements, including statements regarding:

•
our total addressable market, future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
•
our expectations about market trends and our ability to capitalize on these trends;
•
our business strategy and plans;
•
the impact on our business, financial condition and results of operation from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
•
our ability to effectively and efficiently develop new brands of wines and introduce products in beverage categories beyond wine;
•
our ability to efficiently attract and retain consumers;
•
our ability to increase awareness of our portfolio of brands in order to successfully compete with other companies;
•
our ability to maintain and improve our technology platform supporting our Winc digital platform;
•
our ability to maintain and expand our relationships with wholesale distributors and retailers;
•
our ability to continue to operate in a heavily regulated environment;
•
our ability to establish and maintain intellectual property protection or avoid claims of infringement;
•
our ability to hire and retain qualified personnel; and
•
our ability to obtain adequate financing.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.

We have based the forward-looking statements contained in this Annual Report on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Annual Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Annual Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or revised expectations. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships or investments we may make.

These forward-looking statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

AVAILABLE INFORMATION

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

We may announce material business and financial information to our investors using our investor relations website at ir.winc.com. We therefore encourage investors and others interested in Winc to review the information that we make available on our investor relations website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our investor relations website is not part of this Annual Report.

GLOSSARY

Unless the context otherwise requires, all references in this Annual Report to “we,” “us,” “our,” “Winc” or the “Company” refer to Winc, Inc. and its consolidated subsidiaries.

As used in this Annual Report, unless the context otherwise requires, reference to:

•
"ABC" means the California Department of Alcoholic Beverage Control;
•
“Alcoholic Beverages” means wine, spirits and beer and the “Alcoholic Beverages market” or “Alcoholic Beverages industry” means the wine, spirits and beer market in the United States;
•
“AOV” means average order value, which, for any period, represents the sum of DTC net revenues divided by the total orders placed in that period;
•
"BoC Credit Agreement" means that certain credit agreement, by and between the Company, BWSC, LLC and Pacific Mercantile Bank, dated as of December 15, 2020, as amended;
•
"BoC Line of Credit" means the $7.0 million revolving line of credit under the BoC Credit Agreement;
•
“case” means a standard 12 bottle case of wine, in which each bottle has a volume of 750 milliliters, or nine liters, in total;
•
"CCPA" means the California Consumer Privacy Act of 2018;
•
“core brands” refers to the following brands: (i) “Summer Water” or “SW;” (ii) “Wonderful Wine Company” or “WWC;” (iii) “Lost Poet” or “LP;” (iv) “Folly of the Beast” or “Folly;” and (v) “Chop Shop, or “Chop;”
•
“CPG” means consumer product goods;
•
"CPRA" means the California Privacy Rights Act of 2020;
•
“DTC” means direct-to-consumer;
•
"DTSA" means the Defend Trade Secrets Act of 2016;
•
"EPA" means the U.S. Environmental Protection Agency;
•
"FDA" means the U.S. Food and Drug Administration;
•
"FTC" means the Federal Trade Commission;
•
"GDPR" means the European Union General Data Protection Regulation;
•
"IPO" means our initial public offering, which closed on November 15, 2021;
•
"JOBS Act" means the Jumpstart Our Business Startups Act of 2012;
•
"Multiplier" means Multiplier Capital II, LP;
•
"Multiplier LSA" means that certain loan and security agreement, dated as of December 29, 2017, by and among the Company and Multiplier, as amended;
•
"Multiplier Term Loan" means the $5.0 million term loan under the Multiplier LSA;
•
"OSHA" means the Occupational Safety and Health Administration;
•
"sales velocity" means sales per point of distribution;
•
"Sarbanes-Oxley Act" means the Sarbanes-Oxley Act of 2002;
•
"SEC" means the U.S. Securities and Exchange Commission;

•
"SG&A" means selling, general and administrative expense;
•
"SKU" means stock keeping units;
•
“three-tier system” means the system for distributing Alcoholic Beverages set up in the United States after the repeal of the prohibition. The three tiers are importers or producers, distributors and retailers. Under the traditional three-tier system, producers can sell their products only to wholesale distributors who then sell to retailers, and only retailers may sell to consumers. Today, sales of Alcoholic Beverages are permitted online outside of the three-tier system, through direct-to-consumer licenses;
•
"TTB" means the Alcohol and Tobacco Tax and Trade Bureau; and
•
"USDA" means the U.S. Department of Agriculture.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties before investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
•
Our historical growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
•
Our ability to raise capital in the future may be limited, we may be unable to secure funds for our liquidity needs, and our failure to raise capital when needed could prevent us from growing and adversely affect our ability to continue as a going concern.
•
Failure to introduce and effectively market new brands may adversely affect our ability to continue to grow.
•
Our success is dependent upon our ability to expand our existing consumer relationships and acquire new consumers, and we must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our brands. If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.
•
We may not be able to compete successfully in our highly competitive market.
•
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel.
•
The consumer reception of the launch and expansion of our brands is inherently uncertain and may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and which could have a materially adverse effect on our business, financial condition, results of operations and prospects.
•
Our business may be adversely affected if we are unable to provide our consumers with a technology platform that is able to respond and adapt to rapid changes in technology, if our platform encounters disruptions in usability or if our consumers find our platform less usable or attractive than those of our competitors.
•
Our business performance by segment may be subject to significant variability.
•
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
•
If we are unable to obtain adequate supplies of premium grapes and bulk wine from third-party grape growers and bulk wine suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, financial condition, results of operations and prospects.
•
Our wholesale channel operations and revenues depend largely on independent wholesale distributors whose performance and continuity are not assured.
•
Consumer demand for Alcoholic Beverages could decline for a variety of reasons. Reduced demand could harm our results of operations, financial condition and prospects.

•
As a producer of Alcoholic Beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

PART I

Item 1. Business.

Overview

We are a differentiated platform for growing Alcoholic Beverages brands, fueled by the joint capabilities of our data-driven brand development strategy paired with a true omni-channel distribution network. We believe our balanced platform is well-suited to gain market share and drive meaningful long-term growth in the Alcoholic Beverages market. Winc’s mission is to become the leading brand builder within the Alcoholic Beverages industry through an omni-channel growth platform.

As product innovators focused on building durable brands that consumers love, we have developed a proprietary process, called Ideate, Launch and Amplify, that has allowed us to consistently produce quality wine brands in a capital-efficient fashion. We believe this process is unique within the Alcoholic Beverages industry. The key components of our brand building strategy are as follows:

Ideate—The Winc digital platform is the starting point for our brand ideation process. Ongoing analysis of consumer data and the behavior of our online consumer base provides near real-time insights into shifting and emerging consumer preferences. For years, we have been learning and constantly refining our understanding of the key signals from our consumer data that we believe have the greatest predictive power. We then combine those signals with an extensive review of industry data trends and qualitative inputs from our winemakers, sommeliers and creative team to discern the most compelling product opportunities for our development team to begin the brand-building process.

Launch—After our team has delivered a target product from the Ideate process, we design the brand and associated beverage formulation. With our asset-light outsourced production model, we produce initial inventories and prepare to launch the product on the Winc digital platform directly into our consumer base. Once our products begin to be sold on the Winc digital platform, we can quickly identify brands that are demonstrating strong initial traction using a variety of key data points, such as click-through metrics, consumer ratings and social listening and re-order rates. For those brands showing breakout potential, we further test, refine and iterate in a rapid and capital-efficient manner before ultimately Amplifying the most promising brands to broader distribution.

Amplify—With validation from consumers and proprietary sell-through data from the Winc digital platform, we aim to take one or two of the best performing new brands each year and Amplify them by scaling the new products across our high-volume omni-channel distribution platform. Our proprietary data enables us to better predict and validate demand prior to a broad wholesale launch supported by extensive digital marketing. This approach is designed to reduce the launch-related risk of our brands and allow for superior targeting capabilities, which we believe increases the attractiveness of our brands to wholesale distributors and retailers, both of whom are eager to add predictably high-velocity and profitable brands to their offerings.

We believe our Ideate, Launch and Amplify brand development process incorporates the “Best of the New” and “Best of the Old” aspects of Alcoholic Beverages brand creation in a truly omni-channel fashion. The “Best of the New” is highlighted by our data-rich DTC relationships via the Winc digital platform. This data is a critical competitive advantage that we use to help shape the ideation and development of our brands. Our digitally native roots also provide us with a strong core competency in digital marketing and data analytics that allows us to interact in a more targeted and direct fashion with end-consumers and Amplify brands in ways the legacy Alcoholic Beverages companies have yet to consistently utilize. Our “Best of the Old” strategy is encompassed by our appreciation of the value creation potential and durable power of proprietary brand development, as well as the scale benefits that can be achieved by leveraging the legacy wholesale distribution channel. Today, the vast majority of wine is still purchased according to the legacy three-tier system, which mandates a supply chain through which, unless selling through DTC licenses, alcohol suppliers may sell only to wholesale distributors, wholesale distributors to retailers and retailers to consumers.

We view our omni-channel platform as highly complementary because it creates a positive feedback loop where incremental scale on either side of our platform begets scale and success on the other. This “Scale Begets Scale” dynamic allows the online DTC and offline wholesale businesses to be self-reinforcing rather than competing. As our brand portfolio expands over time, we believe our DTC channel will become more desirable to existing and potential online consumers who will have an increasing number of highly rated and recognizable products to choose from each month. We believe over time this will lower our consumer acquisition cost, improve consumer retention rates and increase AOV, thereby allowing us to take a larger share of our consumers' wine-buying wallets. We expect the resulting growth in our DTC channel to provide us with increased scale and SG&A leverage that can be reinvested in strengthening and better powering our data set, which we consider to be critical to driving innovation and effectively launching successful new core products into the wholesale channel. In turn, we expect this brand portfolio to further solidify our relationship with wholesale distributors, resulting in an expansion of retail accounts and shelf space with retailers and greater brand recognition on the part of consumers, which then strengthens our subscription-based DTC offering, and the cycle continues. We believe that this increasingly powerful “Scale Begets Scale” dynamic provides us with a highly differentiated and strong competitive position within the rapidly evolving Alcoholic Beverages marketplace.

At one time, this omni-channel approach might have created the perception of a potential for “channel conflict” between us and wholesale distributors and retailers. However, we believe that our partners within the wholesale channel recognize that the Winc digital platform allows us to provide them with key data to help de-risk brand launches and increase the odds that our brands will become high performers on store shelves. Rather than disrupt the traditional wholesale distribution network, we consider our relationships with wholesale distributors and retailers to be more like strategic partnerships as we help them address the next generation of wine buyers with unique branding, digital marketing capabilities and de-risked brand launches.

Our Market Opportunity

The Alcoholic Beverages category represents one of the largest total addressable market opportunities in the entire CPG landscape. The attractiveness of the Alcoholic Beverages market is further enhanced by the highly recurring and frequent nature of product usage by consumers. Finally, leading Alcoholic Beverages companies have consistently reported among the highest profit margins within the broader CPG space. We believe this combination of market size, frequency of consumption and strong profitability makes the Alcoholic Beverages market a very attractive backdrop for us to pursue our open-ended platform development opportunity across other beverage verticals.

The wine market can be further delineated into three distinct price point ranges: $9.99 or lower retail price per bottle, $10.00 to $29.99 retail price per bottle and $30.00 or higher retail price per bottle. We call these three price bands Value, Premium and Luxury, respectively. While we plan to offer products across several price points over time, we have historically achieved our greatest success by focusing on the large and attractive Premium category. We believe this is due to consumer preferences for a well-regarded flavor profile, a strong brand and a reasonable price point. In our view, the Premium category is where we believe that meaningful scale can be achieved by a winemaker and where we intend to position the vast majority of our wines going forward.

In addition to our broad exposure to the highly attractive Premium segment of the wine category, we believe we are well positioned to benefit from two additional important trends that are currently re-shaping the Alcoholic Beverages industry:

First, from a demographic perspective, we believe the rise of Millennials and Gen-Z drinkers, whom we call “Next-Gen” consumers, has the potential to create a large shift in market share across the entire Alcoholic Beverages industry, as demonstrated in the wine industry. Over the last 30 years, Baby Boomers and Gen X have driven wine consumption. Over time, the demographics of wine drinkers are expected to continue to shift to Millennial and Gen-Z consumers who are developing new taste preferences, discovery patterns, consumption frequencies and price points. With a significant majority of our Winc.com members aged 44 or younger, and a branding strategy that strongly resonates with these younger consumers, we believe we are well positioned to capitalize on the rapidly evolving demographic shift taking place within the wine industry.

Second, like many other sectors, we believe the Alcoholic Beverages industry is experiencing a meaningful shift to online purchasing. This shift was accelerated by the COVID-19 pandemic, which drove increases in ecommerce spending within the traditionally slow to change Alcoholic Beverages category. We believe that the go-forward opportunity remains even greater and that Alcoholic Beverages remain meaningfully under-indexed relative to other CPG categories in terms of overall ecommerce penetration. Due to our digitally native roots and large current online presence, we believe we are well-positioned to capitalize on these shifting channel dynamics, as more and more consumers routinely discover and order their Alcoholic Beverages products online. Additionally, we believe the biggest winners in the industry will be those that most effectively create a highly synergistic omni-channel purchasing experience for their consumers.

The Competitive Landscape

By incorporating the “Best of the New” and “Best of the Old” into our business model, we currently maintain a highly differentiated competitive position within the Alcoholic Beverages industry, as we sit squarely between the legacy shelf-focused brand developers and the newer breed of DTC online-focused wineries.

Legacy shelf-focused brand aggregators have historically built and consolidated brands over the course of many years with significant capital investments in physical assets, traditional brand marketing and strategic transactions to create the scale necessary to become preferred partners to wholesale distributors, which in turn, has allowed them to maintain a dominant share of shelf space throughout the wholesale channel.

We firmly believe a true brand builder in the Alcoholic Beverages industry must become a scaled partner to wholesale distributors and retailers, and our aspiration is to become a top ten partner to the major wholesale distributors. However, we plan to accomplish this in a manner that is meaningfully different from legacy brand aggregators. First, we believe our unique, modern branding resonates particularly well with the faster-growing and younger generation of wine consumers, which are becoming an increasingly important demographic to the industry. Second, we believe the combination of data generated from the Winc digital platform, our direct relationship with consumers and our digital marketing expertise can reduce certain risks relating to wholesale brand launches and enables more effective targeting than more traditional branding and marketing techniques. Third, our asset-light outsourced production model is more capital-efficient and reduces time to market for potential break-out brands compared to legacy shelf-focused brand aggregators. Finally, we have found that wholesale distributors and retailers greatly value the additional insights we bring them from our broader data set, which allow them to better understand emerging trends in the rapidly evolving Alcoholic Beverages market.

In stark contrast to our efforts to become a critical partner to wholesale distributors and retail accounts that are seeking to effectively reach the next generation of wine consumers, many online-only wineries that offer a DTC subscription model have made a strategic decision to completely bypass and disintermediate the traditional wholesale distribution channel. We believe this is a less scalable business model with a substantially smaller total addressable market.

Our goal is to serve all Alcoholic Beverages consumers across all available distribution channels, whether they choose to purchase product in a store, in a restaurant or online. We believe this is best accomplished by building a large portfolio of durable brands that successfully scales through a true omni-channel distribution platform.

Competitive Strengths

Highly Innovative, Differentiated and Repeatable Brand Development Strategy—We have used our Ideate, Launch and Amplify framework to launch multiple brands that resonate with consumers. Since January 1, 2016, we have released five brands that, based on their success in both the DTC and wholesale channels, we currently consider our core brands, with two of those being released in 2019 or later. As our online consumer base continues to grow and our processes and data analytics capabilities are further refined, we anticipate building a larger portfolio of brands that will be marketed broadly both throughout the wholesale channel, as well as on the Winc digital platform. We believe this proven ability to successfully launch brands in a repeatable and predictable fashion is a core competency for us and a durable competitive advantage.

Barrier to Entry Created by Extensive Portfolio of Owned Brands—We have successfully launched and grown multiple highly rated and award-winning wines. Our core brands form the focus of our portfolio and are comprised of a strong and diverse collection of wine brands. Collectively, our brands have won multiple awards, including Summer Water as #56 on the Top 100 wines of 2020 by Wine Enthusiast.

In our experience, once a wine brand achieves scale, it generally maintains or grows market share for an extended period time. Therefore, we believe, in the aggregate, a growing portfolio of core brands can provide us with a highly recurring revenue stream and SG&A leverage to enable reinvestment in our development strategy and distribution expansion. A large portfolio of successful wine brands also provides us with critical scale advantages that we believe will strengthen our relationships with wholesale distributors and retail chains. Finally, we expect that a large and increasingly well-recognized portfolio of top wine brands will enhance the Winc digital experience, thereby strengthening the performance of our online business.

Attractive Return on New Product Development—We believe our brand development framework allows us to Ideate and Launch brands in a rapid and capital-efficient fashion. We further believe that our ability to sell newer brands through the Winc digital platform enables us to quickly recoup initial investments, which helps reduce financial risk associated with new product launches. Moreover, when a potentially higher performing brand is identified, we believe it has the opportunity to become a core brand in our portfolio, with appeal across both DTC and wholesale channels, and to represent greater long-term return on invested capital.

We believe our brand development framework and portfolio management strategy represents a repeatable process that allows us to generate attractive returns on successful brand launches while reducing the financial risk associated with new product launches. We believe we have the opportunity to continue to improve on these returns on investments in new products as our omni-channel distribution platform continues to scale with a growing number of online consumers and a larger physical retail account presence in the wholesale channel.

Uniquely Scaled Data and Analytics Capabilities—We collect a wealth of proprietary data from our online consumers. We use this data, which includes click-through rates, re-order frequency, consumer feedback and additional metrics to help shape our brand development process, optimize the Winc digital platform consumer experience and collaborate effectively with wholesale distributors.

Global Access to Raw Materials and Dynamic Supply Chain—Due to our asset-light outsourced production model, we are not reliant on any one vineyard or geographic region to source raw material for our brands. As a scale producer, we are able to procure high quality grapes and raw materials from a consistently growing list of sources and create a supply chain that is both deep and diversified. The depth of our raw material procurement abilities has allowed our winemakers to be very creative in their winemaking formulation and enabled our top brands to scale without significant supply constraint. Finally, our asset-light outsourced production model allows us to manage inventory in a highly capital-efficient fashion. We believe this dynamism represents a meaningful strength in comparison to a more traditional asset-heavy winery built around a finite set of vineyards in one geographic region.

Rapidly Expanding Omni-channel Distribution Network—We believe we have established a resilient and differentiated omni-channel distribution network. Our plan is to continue to grow both our online consumer base and to expand our wholesale presence to at least 50,000 retail accounts over the next several years.

In our view, a key driver of success in our industry is an ability to synergistically pair proprietary brands that excite consumers with extensive omni-channel distribution. While there are thousands of small wineries in the United States, the vast majority lack the distribution necessary to achieve broad recognition of their brands through the wholesale channel. A lack of extensive distribution is the key barrier to scale for any small or emerging wine brand.

We are now well down the path of building a fully scaled omni-channel distribution network that will allow us to fully Amplify our brands, both online and offline, to maximize their financial impact, reach more consumers and maximize brand awareness. In line with our “Scale Begets Scale” strategy, as our DTC channel expands, we expect that we will have increased opportunities to innovate and market new products. Likewise, as our wholesale business scales, we believe that when we launch brands validated through our DTC channel, the brands will scale much more quickly in the wholesale channel. We view this self-reinforcing relationship as a key competitive differentiator in the highly fragmented wine industry, where many producers are destined to remain sub-scale due to a lack of distribution in both channels.

Growing Scale with Key Wholesale Distributors and Retailers—Historically, there has been little turnover of top suppliers to the industry’s key wholesale distributors, as scaled brand aggregators and the largest wholesale distributors tend to become entrenched partners. To become a key partner to these critical wholesale distributors and fully capitalize on the growth opportunity presented by the legacy distribution system, we intend to continue presenting key wholesale distributors and retailers with a broad portfolio of differentiated brands that we believe will resonate strongly with consumers based on extensive testing and data analysis through the Winc digital platform. We believe our wines are attractive to wholesale distributors due to: (1) the uniqueness of our branding, which resonates strongly with the increasingly important younger average wine drinker; (2) the data-backed evidence of demand for our brands; and (3) superior targeting capabilities due to our data analytic and digital marketing expertise. As sales grow and we expand our portfolio of brands with success across both DTC and wholesale channels, we would expect our relationships with key wholesale distributors to also grow and expand. Once we reach our goal of becoming a top ten wine supplier to the wholesale distributors, these critical relationships become a strong differentiator and large competitive moat for us by helping us grow and maintain shelf space throughout the entire retail landscape.

Financial Profile Enables Reinvestment to Drive Growth—We believe the recurring nature of our subscription-driven DTC revenues, strong gross margins and our asset-light outsourced business model provide us with sustainable competitive advantages to reinvest in brand building, marketing, consumer acquisition and distribution expansion. Our view is that a strong underlying financial profile that produces SG&A leverage to invest in building scale is critical to our long-term success. Key differentiators of our financial model are as follows:

•
Recurring Nature of Revenues: We believe the stickiness of brands that achieve scale, high frequency usage patterns of Alcoholic Beverages consumers, recurring subscription-based revenues through the Winc digital platform, as well as durable relationships with key wholesale distributors and retailers will enable us to grow steadily over time.
•
Strong Gross Margins: For the years ended December 31, 2021 and 2020, our gross margins were 41.8% and 40.7%, respectively. This allows us to disproportionately invest in growth over the near and intermediate terms, which we believe will increase our operating margins through SG&A leverage as we continue to scale.
•
Flexible Supply Chain and Asset-Light Outsourced Business Model: Our dynamic supply chain and asset-light outsourced production model allow us to use SG&A leverage to invest in building brands. It also allows us to satisfy inventory needs in a more predictable and lower-risk fashion than more asset-heavy legacy wineries.

First-Class Management Team and Organizational Structure Built for Brand Innovation—Our management team consists of brand-building specialists and operators with broad experience across the CPG industry, experienced winemakers and proven marketing professionals. Over the past several years, this team has demonstrated an ability to develop a high-growth DTC subscription platform and successfully launch a strong portfolio of wine brands into the wholesale channel with speed and scale in a repeatable fashion.

Growth Strategies

New Brand Development and Portfolio Optimization—The primary driver of our long-term growth strategy is our ability to consistently and predictably build innovative new products that, in aggregate, become a leading portfolio of owned brands in the Alcoholic Beverages industry. The expansion and optimization of this portfolio remains a key enabler of all our other growth strategies.

Drive Efficient Online Consumer Acquisition—The Winc digital platform is unique in that our leading wine subscription platform is not only designed to delight consumers but also to bring critical information that delivers strategic value to our brand-building efforts. As a result, the Winc digital platform is a key pillar in our broader omni-channel distribution strategy. However, because online consumer acquisition is not our primary driver of long-term growth, we plan to remain highly disciplined in managing our online marketing initiatives. We believe this strategy allows for high returns on consumer acquisition and short payback periods. By increasing wholesale penetration and continuing to provide new products, we also aim to improve the retention rates and AOVs through a variety of digital analytic and marketing strategies. However, our core belief is that over time, the best and most sustainable way to retain online consumers, and expand their purchases on the Winc digital platform, is to develop the strongest possible core portfolio of widely recognized, differentiated and well-loved brands and make them available on the Winc digital platform. We believe this strategy will result in improved consumer acquisition costs and AOVs as well-recognized brands will draw consumers to the Winc digital platform in a more organic fashion, improve the likelihood that they will remain our online consumers and increase AOVs as we take a larger share of their Alcoholic Beverages buying wallets.

Multiple Levers for Wholesale Expansion—We believe our opportunity to expand in wholesale is multi-faceted, with several key levers to drive outsized growth:

•
Wholesale Retail Account Expansion: Our goal is to leverage our relationships with national and regional wholesale distributors to meaningfully expand our retail accounts from 16,905 retail accounts serviced in 2021 to over 50,000 retail accounts over the next several years. Recent wins with shelf-space at large chains, such as Target, Walmart, Total Wine and Spirits, Kroger and H-E-B, as well as strengthening relationships with key wholesale distributors has increased our confidence in an accelerated path to our retail account growth targets.
•
New Brands Drive SKU Growth: We plan to capitalize on our ability to develop brands that consumers love in an effort to capture more shelf space with additional SKUs at each retail location, which should grow revenues per retail account.
•
Increase Sales Velocity: We plan to continually Amplify and market our core brand portfolio on an ongoing basis to drive sell-through and increase sales velocity. Additionally, we expect relationships with last-mile delivery providers such as Amazon Prime, GoPuff, Instacart and Drizly will help to continue to increase wholesale channel sales velocity.

Adjacent Category Expansion—We plan to expand our business by creating new innovative products that are closely adjacent to our current wine product offerings, such as Prosecco and ready-to-drink wine cocktails. We also believe that our unique, omni-channel platform could be applied to entirely new categories, such as spirits, beer and non-alcoholic celebratory beverages, significantly increasing our addressable market. Our goal is to create the broadest possible portfolio to maximize our exposure to the Alcoholic Beverages market, and we believe our Ideate, Launch and Amplify brand development process can be leveraged into these other targeted categories in a seamless fashion.

Growth through Acquisitions in Highly Fragmented Markets—In addition to organic growth of our brand portfolio and distribution scale, we believe we will have opportunity to grow through acquisitions. While our growth and success are not contingent upon future acquisitions, we are constantly evaluating acquisition opportunities and believe our organization is positioned to Amplify any brands we acquire by providing digital marketing expertise and a national wholesale distribution network to accelerate growth and improve a potential target’s existing business. For example, in May 2021, we purchased certain assets of Natural Merchants, Inc., an international wine importer and leading purveyor of natural, organic, biodynamic and vegan wines from around the world.

Our Products

Our Portfolio of Core Brands

Each of our current core brands has individually generated more than $1.0 million in net revenues through the DTC channel and more than $0.5 million through the wholesale channel in the last 12 months, and we believe has the potential to continue to grow sales through the wholesale channel.

Summer Water—Launched first as a DTC product, Summer Water gained national acclaim without presence in the legacy wholesale channel. Since launching in the wholesale channel, it has continued to scale by achieving high velocity and becoming the #8 best-selling pure play rosé brand in the United States according to Nielsen data as of January 1, 2022. As the brand has scaled, quality continues to improve as new vintages achieve higher ratings by our Winc.com members. SW is a nationally recognized brand, ranking #56 on Wine Enthusiast’s top 100 Wines of the Year in 2020. New line extensions include “Keep it Chill,” a chilled red, “Droplets,” a 187 milliliter single-serve, and “Bubbly,” a sparkling rosé.

Wonderful Wine Company—Despite being launched during a challenging COVID-19-impacted market, WWC achieved immediate traction with consumers and sold approximately 17,000 cases in 2020. A digital-first strategy built brand awareness rapidly and gained the interest of national retailers, such as Walmart, where the brand launched in the second quarter of 2021. This “better for you, better for the world” brand was the result of proprietary data and insights from our online consumers.

Lost Poet—The raw material (wine) in LP is our highest-rated red blend with nearly 105,000 ratings in addition to being rated in the top 3% of the world by Vivino in 2017. While the high quality of the wine was validated by our online consumers, we did not have a scalable brand. To reach a key shopper profile for our retailers, we crafted a brand and marketing strategy to target younger female consumers by partnering with Atticus, a best-selling author and Instagram poet. The highly successful re-launch quickly achieved national press, influencer pick-up and a placement with Target.

Folly of the Beast—Our award-winning winemaker, Ryan Zotovich, applied his luxury winemaking experience to create uncompromising value in this under $20.00 Pinot Noir. Folly delivers a fresh and bright style favored by younger consumers, having been ordered by approximately 203,000 distinct users as of December 31, 2021. In addition to receiving 93 points from Tasting Panel in 2019, Folly is our best-selling and highest rated Pinot Noir that continues to scale in wholesale. The brand includes small-lot single vineyard bottlings from some of the top Pinot Noir vineyards in California and a recently launched Chardonnay.

Chop Shop—We positioned Chop as the perfect pairing for America’s favorite culinary past time, BBQ. A favorite of our consumers with a 4.23 rating out of 5.00 and over 151,000 reviews as of February 2022, Chop continues to scale across channels.

Our Portfolio of Non-Core Brands

Cherries and Rainbows—Low-sulfur winemaking has historically been an attribute of the small and fragmented natural wine scene. Our product team worked diligently to perfect high-quality, low-sulfur winemaking at scale before launching. The delicious flavor, low-sulfur and contemporary branding have contributed to this brand’s rapid rise first with Whole Foods and now with H-E-B. Initially launched as a red wine, the brand’s success led to our extension of the line to include a white wine. The use of our DTC channel to test consumer receptiveness to the white wine extension exemplifies our Ideate, Launch, Amplify brand building strategy. The consumer feedback we have received from our DTC channel and early wholesale channel traction lead us to believe that Cherries and Rainbows will become a core brand over the coming years.

Organic and Sustainable Wines—Internal data indicates that organic and sustainable wines are of growing importance to younger consumers. This emerging preference is confirmed with the success of our brands, such as WWC and Cherries and Rainbows. Additionally, through the purchase of certain assets of Natural Merchants, Inc., we have introduced an organic Top-100 Wine Enthusiast brand into our portfolio and established supplier relationships with prominent family-owned organic specialists. Among these is the La Cantina Pizzolato brand family, which includes some of Winc's fastest growing SKUs available at key national retailers such as Whole Foods, Natural Grocers and Sprouts. We believe that our digitally native model will help us increase our access to organic suppliers, providing data-driven insights to create healthier beverages for the future.

Anchor Portfolio—Our asset-light outsourced production model allows for continual optimization around our consumers tastes and preferences. Each year, our wine team seeks to improve our DTC experience through a globally diverse and constantly improving selection of over 100 wines.

New Products

Our innovation pipeline broadens our platform and expands our business. The primary focuses for our product expansion are collaborations, line extensions, new categories, and new formats. Each new launch allows for targeted marketing and provides potential incremental value to both the online and offline channels.

•
Line Extensions—Leveraging the brand equity and consumer base of our core brands creates an opportunity for increase in share and growth.
•
New Brands—The fast-to-market and capital-efficient elements of our platform create an opportunity to continually innovate within traditional categories to assess breakout potential.
•
Ready-to-Drink Cocktails—Our innovation pipeline includes formulations and brands to address this rapidly expanding market opportunity with our unique omni-channel strategy and capabilities.
•
Alternative Packaging Formats—Younger consumers are driving packaging innovation in the wine space. Portability, convenience and environmental impact are key drivers in this innovation. Cans, Tetra, box, bag and PET (polyethylene terephthalate) packaging options are currently in development. We expect to launch a 1.5 liter Astropouch portable bag with spigot under the brand name "DIME" in early 2022.
•
Spirits and Beer—As the digital landscape continues to evolve and younger consumers purchase across categories and the digital landscape, we believe we are uniquely positioned to potentially expand into other categories within the Alcoholic Beverages industry.
•
Non-Alcoholic Celebratory Beverages—Our first non-alcoholic wine launched in 2021, and we see expansion opportunities in non-alcoholic and functional beverages.

Company History

Winc (formerly Club W) launched in 2011 with the goal of making discovering great wine easy. Our founders set out to create a model that catered to a broad audience to curate and personalize the process of buying and enjoying wine. Under the guidance of winemaker, sommelier and co-founder Brian Smith, Club W transitioned to producing fully proprietary products in 2014. Club W rebranded as Winc in 2016. The rebrand was not only a reflection of our past transition into fully proprietary products, but our expansion beyond our successful online membership. As consumers were beginning to foreshadow our most successful products through their proprietary data, our wholesale channel was launched in late 2015. Over the past six years, we have continued to focus on building our portfolio of brands to scale both the DTC and wholesale channels.

Omni-Channel Platform

DTC

Winc.com is one component of our digital platform and provides an authentic brand experience for our consumers while driving engagement and also providing feedback for future product development. In addition, we have dedicated brand websites through which online consumers can purchase our core brands.

We acquire online consumers through a mix of paid and non-paid advertising. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, email and SMS marketing.

Our Winc.com online process helps guide consumers towards a discounted first purchase, typically consisting of a four-bottle order and then encourages consumers to sign up for a Winc.com membership. Our Winc.com membership is a subscription through which members are charged a set monthly amount and then given credits that can be used at any time to purchase products on Winc.com. Unused credits roll over each month and never expire. This credit model allows us to collect predictable revenue monthly from our consumers, while allowing our consumers the flexibility of ordering wines they want when they need them.

We believe our DTC platform provides strategic benefit to our entire ecosystem. Through the Winc.com shopping experience, members have the option of selecting from our curated recommendations or purchasing products of their choice. After each purchase, members are encouraged to rate their wines in order to improve their recommendations in the future—this direct consumer connection allows us to collect data on our products and unlock unique consumer insights that then help to improve our ability to market and sell through alternative channels. It also allows for an improved experience for our consumers, helping to increase the value of our offerings to them through personalized recommendations.

Wholesale

In the United States, Alcoholic Beverages may be sold either subject to TTB regulation through the government-mandated three-tier system or directly to consumers through a DTC channel, subject to other Alcoholic Beverages rules and regulations. We historically have sold through our DTC channel, but increasingly we are selling through the three-tier system, which we refer to as our wholesale channel. The three-tier system establishes three categories of licensees: the producer (the party that makes the wine), the wholesale distributor (the party that buys the wine from the producer and then sells to the retailer) and the retailer (the party that sells the wine to the end consumer). In this wholesale framework, we act as the producer, selling our products to distributors who in turn contract directly with retailers.

Through our relationships with wholesale distributors, we are able to distribute across all 50 states and, during 2021, we serviced 16,905 retail accounts across 12 countries. Wholesale distributor accounts are split between on-premise and off-premise retailers. Of the retail accounts serviced in 2021, over 13,000 were for off-premise consumption (grocery stores, wine shops and liquor stores) and over 3,400 were on-premise consumption (restaurants, bars and other venues), and we sold approximately 201,500 cases of wine through our wholesale channel to these off-premise and on-premise retailers, collectively, during the year. As a result of the COVID-19 pandemic, off-premise wine sales for the U.S. wine industry increased as a percentage of total U.S. wine sales due to quarantining and restaurant shutdowns. Our largest retail accounts through distributors for the fiscal year ended December 31, 2021 were Whole Foods, Trader Joe's, Walmart, H-E-B, Target, Albertsons and Central Market. Under the three-tier system, distributors directly manage sales to our retail accounts, while we maintain strong relationships with large retailers in order to facilitate brand creation and growth.

Our typical agreements with distributors generally have a term of approximately five years and can be terminated by the distributor for any reason upon advance notice or by either party if the other party is in breach, though the laws and regulations of several states prohibit changes of wholesale distributors except under certain limited circumstances, which makes it difficult to terminate a wholesale distributor for poor performance without reasonable cause as defined by applicable statutes. Distributors purchase products from us at prevailing prices in the applicable territory.

Winemaking

With the vast majority of work happening in the vineyard, we have a long-term focus on investing in sustainable and organic farming and winemaking practices. Because at the heart of all great wine is great raw material, we are champions of minimal intervention winemaking practices, which allows us to respect the raw product, shape award-winning wines and leave vineyards in a healthy state for future harvests. We seek low sugar, low sulfite, vegan wines, which we believe deliver the most natural expression of quality.

We source from exceptional vineyards and partner with exceptional winemakers from around the world. Our relationships with independent winemakers and growers allow us to deliver even greater quality and diversity. The hundreds of unique wines we have bottled from around the globe range from classic blends to obscure, single vineyard fringe projects. We strive to showcase the best that every region, varietal and style has to offer, at the best value possible.

By deploying a multipronged sourcing strategy on a global basis, we are able to adapt to changing consumer market dynamics, opportunistic sourcing and shifting consumer demand. We believe our strategy across categories allows us the flexibility and scope to source the best possible product in a more capital-efficient fashion than most at scale wineries whose product decisions are driven by significant assets or holdings.

Supply Chain Overview

We have developed a highly efficient supply chain that minimizes capital investment and provides a broad range of supply and production alternatives.

Use of co-manufacturers

We operate using an asset-light outsourced model by leveraging a network of co-manufacturers in California to accomplish our various production and bottling needs; a relationship known in the wine industry as alternating proprietorship. This model allows us to lower the up-front capital expenditures necessary to manufacture wines and reduce the personnel costs related to manufacturing. We dictate to the co-manufacturing facility all workflows, and the co-manufacturing facility, in turn, carries out the winery production. Under our direction, we have the ability to work with our co-manufacturers to maintain high standards, oversight and ensure compliance with all requirements while utilizing the co-manufacturers’ facility and staff on our behalf.

Inventory management

We aim to curate a diverse and balanced selection of wines to our consumers. Inventory is managed by the constant evaluation of consumer data and channel performance, allowing us to embrace omni-channel inventory balancing. As a result, we have never experienced dead stock, which we believe is very unique in the traditional winery landscape. Through data-driven models, we have been able to predict and anticipate demand for our products. For example, we analyzed ratings and site behavior for the 2019 Cabernet Sauvignon varietal of our Porter & Plot brand to launch the same wine as a limited exclusive in our wholesale channel. Our product planning strategy takes into account many factors, including price points, varietals, countries of origin, wine style and brands. Our proprietary DTC data enables us to understand buying behaviors and product preferences, read SKU velocities and evaluate consumer ratings to inform our overall product breath and volume needs. Traditional wineries do not have access to such real-time performance indicators and must wait for third-party data, which is often significantly lagging to current volume, to make decisions on a go-forward plan. As a result, traditional wineries invest in product, even new vintages, before they have a sense of performance. We believe our data-driven production plan is incredibly nimble and enables our inventory to flex up or down based on the demands of our DTC and wholesale channels. Additionally, balancing inventory between channels with our biggest brands means we can release new vintages and wines in-line with online consumer and wholesale buyer expectations.

Sourcing

We approach sourcing under two main channels: grape to glass and contract wines. There are three categories of contract wines: contract, spot market and case good import sourcing. By deploying a multipronged sourcing strategy on a global basis, our team has the ability to adapt to changing consumer market dynamics and shifting consumer demand and engage in opportunistic sourcing. We believe our strategy across categories allows us the flexibility and scope to source the best possible product in a capital-efficient fashion not typically employed with more vertically integrated traditional wineries.

•
Grape to glass: We utilize our direct grower relationships and broker network to secure grapes for these programs. We deploy a grape to glass strategy for projects that require a very distinct style. Summer Water is a great example of this strategy. The grapes and winemaking for this project are very specific to achieve the quality and style that has made it so successful. We believe thoughtful sourcing, farming and winemaking are integral to achieving this level of quality even as we continue to scale.
•
Contract wine: Contract wine is wine that is purchased from a third party to make on our behalf. Generally, the third party is vertically integrated, and we can leverage that integration by signing a bulk wine agreement that provides a high quality-to-price ratio and that the wine will be made under the direction of our winemaking team. Contract wine holds four main benefits: (i) securing hard to find and in-demand varietals, (ii) securing long-term growth hedging against any possible short supply, (iii) establishing a consistent price point and quality for a component of a blend or brand and (iv) cash flow efficiency. Under these agreements, we are only required to put a deposit on wine, as opposed to realizing all costs and then holding in tank until it matures and is ready for bottle (a process typically ranging from six to twelve months). These contracts generally have terms ranging from one to three years. Our winemaking team works in collaboration with these third parties to shape the wines and pursue optimization and improvements on quality with each new vintage.
•
Spot market: Components of blends or wines purchased outside of contract are classified as spot market purchases. While we have a trusted network of growers and collaborators, global supply and demand of high-quality wine is rarely in balance. We believe we are in a position to take advantage of these conditions when it ultimately benefits our consumers with respect to price and eventual wine quality. This represents the most capital efficient part of the supply chain as it is just-in-time sourcing. While not our core, this strategy has been very helpful in efficiently scaling production to meet high growth and allows for low-risk testing of new collaborators and styles.
•
Case good imports: We utilize our supplier relationships to import finished case goods for the majority of our natural and organic wine brands, most of which we sell in our wholesale channel. We are licensed to import and sell these brands in the United States, and we are the exclusive U.S. importer and seller of several of these brands.

Bottling

As of December 31, 2021, we have partnered with seven different bottling facilities, utilizing alternating proprietor agreements, within the State of California. Each facility possesses its own niche strengths and capabilities, including organic certification, cost and scale flexibility and formulation and packaging competencies. Our dedicated and experienced winemaking and product operations teams manage the planning, production and supply chain to ensure bottling timelines, budgets and the needs of our sales channels are met.

Labeling

We have in-house branding and compliance teams that work hand-in-hand to create visually appealing labels for our consumers in accordance with TTB requirements. Labels are printed by various vendors in the United States and shipped to our bottling facilities in accordance with production timelines. We work with several different vendors with the aim of optimizing pricing and maintaining access to the latest printing capabilities and technology.

Warehousing and Product Distribution

Finished inventory is freighted to our two warehouse and fulfillment centers, which are located in Santa Maria, California and Garnet Valley, Pennsylvania. These bi-coastal locations allow delivery of approximately 75% of orders within two days and 97% of orders within three days, using ground shipping. Our investment in these Winc-operated warehouses differentiates us from competitors who often use third-party logistics. By comparison, we custom pack and ship finished products to our online consumers across the United States and house inventory for wholesale pick-up.

Inventory levels are tracked and maintained through our warehouse management system. We regularly evaluate our distribution infrastructure and capacity to monitor our ability to meet our anticipated needs and support our continued growth across all sales channels.

As a result of our direct involvement in warehousing and product distribution, we believe we have greater flexibility on multi-channel fulfillment. In fact, we have even been engaged by direct competitors to fulfill and ship orders in the past due to our high-level performance and product expertise.

Shipping and Delivery

Inventory to fulfill our DTC orders is stored between two Winc-operated fulfillment centers. Inventory is balanced between these two warehouses to pick, pack and ship orders based on best-cost-routing to ensure the shortest delivery times and lowest shipping cost. We have negotiated proprietary contracts with the largest national shippers, with FedEx shipping the majority of our DTC orders. Final delivery to consumers through FedEx requires age verification and signature.

Environmental, Social and Governance Practices

We are committed to making wines that not only taste good today, but also contribute to good for tomorrow. Environmental sustainability is a key focus across all parts of our business, from the farms and vineyards we partner with to the bottles and boxes our consumers receive. Additionally, we strive to operate a socially impactful company that considers the well-being of all persons involved in our process to deliver great products to our consumers.

The Vineyard and Winery

Sustainability is a winemaking philosophy that encourages mindfulness in three categories: (i) social (livable wages, benefits, safe working environments, continued education and career growth), (ii) ecological (stewardship of the land, i.e., safe usage of agrichemicals, responsible water usage, vineyard health through cover crops and the preservation of local flora and fauna), and (iii) economic (a viable business model that supports company health and longevity). Our sustainable wine follows the philosophy outlined above and is all Certified Sustainable (as certified through third-party agencies—Lodi Rules, SIP or CSWGA). Certified Sustainable means the vineyard and wine have passed rigid, non-negotiable standards as outlined by the applicable agency.

Organic International Sourcing

The majority of our international sourcing from France, Spain, Argentina and Italy is currently certified organic. Grapes are certified organic by a third party (NOP, ECCOCERT, USDA or CCOF), and, in order to label any domestic or international wines as organic, all certification must be verified by the TTB. In addition, our May 2021 purchase of certain assets of Natural Merchants, Inc., an international wine importer, gives us core capabilities and access to organically farmed grapes that will be used across our products to increase the amount of sustainably and organically farmed grapes we use in our wines.

Environmentally Friendly Logistics and Manufacturing

By using flexi-tanks to ship more than twice as much wine per container and by bottling closer to the point of sale, we reduce our carbon footprint from shipping. In addition, when we transfer our wines over road, rather than using refrigerated trucks, which emit carbon dioxide and increase vehicle fuel demand, we opt for reusable insulated blankets and truck liners.

The boxes our online consumers receive are made from 70% post-consumer materials and are 100% recyclable. They have been designed to use the least amount of corrugate possible while keeping our online consumers’ wine secure for delivery to their doorstep. Additionally, we expect to switch to Vinc Neo Corks in the majority of our future SKU production. These corks are 100% plant based, 100% sustainable and made from discarded materials. We have also removed foils from most of our bottles to further reduce waste, and most of the foils that we have not removed are now made from polylaminate, which is more easily recyclable than aluminum counterparts. We also expect to continue to incorporate light weight glass into our production, which requires less energy and less water to manufacture than the average weight bottle.

Human Capital Management

We are building a team that shares our goal of creating products that help to enhance our consumer’s everyday celebrations. We are led by an experienced executive team. However, without the talented individuals who work at Winc, our leadership team would not have been able to execute on our success to date.

We are growing fast and recognize that the talented individuals who work at Winc are at the center of our success. As of December 31, 2021, we had a total of 100 full-time employees, as well as a limited number of temporary employees and consultants. In building our high-performing teams, we have invested in leadership, marketing, digital and technology capabilities. Our core values embrace passionate problem-solving, curiosity and open-mindedness, challenging the status quo, ownership and execution, teamwork, collaboration and fun. We offer a competitive compensation and benefits program and opportunities for our employees to grow and develop personally and professionally. We maintain a strong relationship with our employees and have never experienced a labor-related work stoppage.

IT Systems

The Winc digital platform has been built by our internal team in order to execute on our membership-based subscription model, support our dedicated brand websites and deliver on a best-in-class online consumer experience through unique and proprietary features. Through this platform, we are able to operationalize our credits-based membership model and have a full suite of customization opportunities on Winc.com, something that DTC businesses built on out-of-the-box platforms may not have. Additionally, our homegrown digital product experimentation platform allows us to rapidly test new ideas to improve consumer acquisition efficiency, gather consumer feedback and data, increase average order value, and improve the consumer experience.

Competition

The Alcoholic Beverages industry generally, and the wine industry in particular, is intensely competitive. We compete with online DTC wine retailers, such as Naked Wines, Firstleaf and Bright Cellars, which curate wines based on consumers’ preferences, and online wine clubs. However, unlike us, none of these companies function as fully integrated wineries with nationally distributed brands. We believe our brands attract consumer loyalty and give us a competitive advantage.

In addition to online wine retailers, we also compete with other wineries that ship directly to consumers and distribute their wines through third parties to restaurants and brick-and-mortar retailers, such as Constellation Brands, E & J Gallo Winery, Vintage Wine Estates and Duckhorn Vineyards. The wines we produce and distribute compete with domestic and foreign wines in the premium, super-premium and ultra-premium wine market segments. Our wines also compete with other alcoholic and, to a lesser degree, non-Alcoholic Beverages, for shelf space in retail stores and for marketing focus by independent wholesale distributors, many of which carry extensive brand portfolios.

We believe our ability to compete effectively in our industry is primarily on the basis of developing a portfolio of high-quality and culturally relevant brands and innovative products that resonate with our consumers.

Intellectual Property

Our ability to compete in our industry depends in part on our ability to obtain, maintain, establish, protect and enforce our intellectual property rights. We protect our intellectual property rights through a combination of trademark and trade secret protection, and other intellectual property protections under applicable law. We register domain names, trademarks, and service marks in the United States and abroad. We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non-disclosure and invention assignment agreements with our employees, and through appropriate agreements with our suppliers and others. Our intellectual property is an important component of our business, and we believe that our know-how and continued innovation are important to developing and maintaining our competitive position. We also believe having distinctive marks that are readily identifiable on our products is an important factor in continuing to build our brand and distinguish our products. We consider the WINC logo trademarks to be among our most valuable intellectual property assets. In addition, we have registered the trademarks for many of our wines and product names and have also obtained trademark protection for several of our tag lines. Several of our wine brands, services and accessories are under registered U.S. trademarks. Each registration is renewable indefinitely so long as the Company is making a bona fide usage of the trademark. As of December 31, 2021, between the United States and foreign jurisdictions, we own approximately 110 registered trademarks and 35 pending trademarks, including registrations for “WINC” and “SUMMER WATER”. We do not currently own any patents or registered copyrights and primarily rely on trademarks and trade secret protection.

Government Regulation

Regulatory Framework

We, along with our contract growers, producers, manufacturers, wholesale distributors, retail accounts and ingredients and packaging suppliers, are subject to extensive regulations in the United States and abroad by federal, state, local and foreign government authorities with respect to registration, production processes, product attributes, packaging, labeling, storage, shipping and distribution of wine.

We are also subject to state and local tax requirements in all states where our wine is sold. We and our third-party providers monitor the requirements of relevant jurisdictions to maintain compliance with tax liability and reporting matters.

Alcohol-Related Regulation

We are subject to extensive alcohol-related regulation in the United States by federal, state and local laws regulating the production, distribution and sale of Alcoholic Beverages, including by the TTB and the FDA. The TTB is primarily responsible for overseeing alcohol production records supporting tax obligations, issuing wine labeling guidelines, including grape source and bottle fill requirements, as well as reviewing and issuing certificates of label approval, which are required for the sale of wine through interstate commerce. We carefully monitor compliance with TTB rules and regulations, as well the state law of each state in which we sell our wines. For example, in California, we are subject to alcohol-related licensing and regulations by many authorities, including the ABC. ABC agents and representatives investigate applications for licenses to sell Alcoholic Beverages, report on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted and enforce California Alcoholic Beverages laws. We are also subject to municipal authorities with respect to aspects of our operations, including applicable land use laws and the terms of our use permits.

Employee and Occupational Safety Regulation

We are subject to certain state and federal employee safety and employment practices regulations, including regulations issued pursuant to OSHA and regulations governing prohibited workplace discriminatory practices and conditions, including those regulations relating to COVID-19 virus transmission mitigation practices. These regulations require us to comply with manufacturing safety standards, including protecting our employees from accidents, providing our employees with a safe and non-hostile work environment and being an equal opportunity employer.

Environmental Regulation

As a result of our agricultural and wine production activities, we and certain third parties with which we work are subject to federal, state and local environmental laws and regulations. Federal regulations govern, among other things, air emissions, wastewater and storm water discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogs to federal regulations and authorities intended to perform similar purposes. For example, in California, we are subject to state-specific rules, such as those contained in the California Environmental Quality Act, California Air Resources Act, Porter-Cologne Water Quality Control Act, California Water Code sections 13300-13999 and Title 23 of the California Administrative Code and various sections of the Health and Safety Code. We are also subject to municipal environmental regulations that address a number of elements of our wine production process, including air quality, the handling of hazardous waste, recycling, water use and discharge, emissions and traffic impacts.

Labeling Regulation

Many of our wines are identified by their appellation of origin, which are among the most highly regarded wine growing regions in the world. An appellation may be present on a wine label only if it meets the requirements of applicable state and federal regulations that seek to ensure the consistency and quality of wines from a specific territory. These appellations designate the specific geographic origin of most or all (depending on the appellation) of the wine’s grapes, and can be a political subdivision (e.g., a country, state or county) or a designated viticultural area. The rules for vineyard designation are similar. Most of our labels maintain the same appellation of origin from year to year. From time to time, our winemakers choose to change the appellation of one of our wines to take advantage of high-quality grapes in other areas or to change the profile of a wine.

Privacy and Security Regulation

We collect personal information from individuals. Accordingly, we are or may become subject to numerous data privacy and security related regulations, including U.S. state privacy, security and breach notification laws. Certain U.S. states have adopted robust data privacy and security laws and regulations and others are considering doing so. For example, the CCPA, which took effect in 2020, imposes obligations and restrictions on businesses regarding their collection, use and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. Further, the CPRA was voted into law by California residents in November 2020. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked with enforcing the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. In addition, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals. As we expand our business in the future, we may increasingly become subject to data privacy and security laws in foreign jurisdictions. In response to the data privacy laws and regulations discussed above and those in other countries in which we do business, we have implemented several technological safeguards, processes, contractual third-party provisions, and employee trainings to help ensure that we handle information about our employees and consumers in a compliant manner. We maintain a privacy policy and related procedures and train our workforce to understand and comply with applicable privacy laws. See Part I, Item 1A. “Risk Factors—Risks Related to Intellectual Property and Data Privacy” for additional information regarding the risks related to compliance with data privacy and security laws and their potential effect on us.

Corporate Information

We were initially formed as a limited liability company under the laws of the state of Colorado in June 2011 under the name Club W. In August 2011, we changed our name to Club W, Inc. and converted to a Delaware corporation. In September 2016, we changed our name to Winc, Inc. Our principal executive offices are located at 1751 Berkeley St, Studio 3, Santa Monica, CA 90404, the address of our registered office in the State of Delaware is National Registered Agents, Inc., 160 Greentree Drive, Suite 101, Dover, Delaware 19904 and our telephone number is (800) 297-1760. Our website address is www.winc.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes before deciding whether to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of approximately $14.6 million and $7.0 million in the fiscal years ended December 31, 2021 and 2020, respectively. In addition to increases in expenses as a result of becoming a public company in November 2021, we expect our expenses will increase in the future as we develop and launch new product offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Additionally, as a result of our relatively short operating history at our current scale, we have limited financial data that can be used to evaluate our business and future prospects. Any evaluation of our business and prospects must be considered in light of our limited operating history, which may not be indicative of future performance. Because of our limited operating history, we face increased risks, uncertainties, expenses, and difficulties, including our ability to plan for and anticipate future growth and the other risks and uncertainties discussed in this section.

Our historical growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have experienced significant growth since our founding in 2011. For example, our net revenues increased from approximately $36.4 million in 2019 to $72.1 million in 2021. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

We expect to invest in our growth for the foreseeable future, but we may not sustain our historical growth rates, nor can we assure you that our investments to support our growth, if any, will be successful. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality brand offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in the future.

In addition, to support continued growth, we must effectively integrate, develop and motivate new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new beverage categories and markets. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability to raise capital in the future may be limited, we may be unable to secure funds for our liquidity needs, and our failure to raise capital when needed could prevent us from growing and adversely affect our ability to continue as a going concern.

Our cash flows from operating activities have not been sufficient to fund our business and we have relied significantly on debt and equity financings for our capital needs, particularly as we have continued to prioritize various growth initiatives. In the future, we could deem it desirable or be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable or favorable terms, or at all, and our failure to raise capital when desirable or needed could harm our business, financial condition, results of operations or prospects. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine or negotiate from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or ability to achieve or maintain profitability. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. If we cannot raise funds on acceptable or favorable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

In particular, the BoC Line of Credit, as amended, matures on June 30, 2022, and we may be unable to secure alternative debt financing or repay any amounts owed at that date. In March 2022, we entered into a non-binding term sheet with a lender to provide a new credit facility. Any definitive agreement as to such credit facility remains subject to further negotiations and there can be no assurance that this credit facility will ultimately be agreed and become available to us or that, if definitive agreement is reached, its terms will be more favorable to us than our prior or existing indebtedness. If we cannot obtain additional financing when we need it, on terms acceptable or favorable to us and sufficient to meet our liquidity needs, our business, financial condition, results of operations, prospects and ability to continue as a going concern could be adversely affected.

Failure to introduce and effectively market new brands may adversely affect our ability to continue to grow.

A key element of our growth strategy depends on our ability to develop and market new brands that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to successfully leverage consumer data, the technical capability of our innovation staff, our ability to successfully develop and test product formulas and prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new brands. Our brand offerings have changed since our launch, which makes it difficult to forecast our future results of operations. There can be no assurance that we will successfully develop and market new brands that appeal to consumers. For example, product blends or formulas we develop may not contain the attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

Additionally, the development and introduction of new brands requires substantial marketing expenditures, which we may be unable to recoup if new brands do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved brands, our business, financial condition, results of operations and prospects could be adversely affected.

Our success is dependent upon our ability to expand our existing consumer relationships and acquire new consumers, and we must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our brands. If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

Our success and our ability to remain competitive and expand and keep market share for our brands across our various channels depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our brands. Substantial advertising and promotional expenditures and efforts may be required to maintain and increase consumer awareness, maintain and improve our brands' market positions or introduce and promote new brands, which could negatively impact our results of operations. Moreover, there can be no assurance that these efforts and investments will be successful or cost-efficient. Our ability to attract new consumers and retain our existing consumers will depend on, among other items, the perceived value and quality of our brands, the success of our omni-channel approach, demand for Alcoholic Beverages generally, our ability to offer high-quality and culturally relevant brands and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner.

Our ability to expand our existing consumer relationships and retain existing consumers are subject to numerous factors outside of our control. Our retailers continue to aggressively market their private label or other competing products, which could reduce demand for our brands. The expansion of our business also depends on our ability to increase sales through our DTC channel and increase breadth and depth of distribution at retailers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. Our direct connections to our consumers may become more limited as we expand our wholesale channel. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts.

Historically, the majority of our revenue has been derived from Winc.com members who purchase subscription-based offerings through our DTC channel. These subscriptions can be canceled at any time. The introduction of competitors’ offerings with lower prices for consumers, fluctuations in prices, a lack of online consumer satisfaction with our monthly themes or brands, changes in consumer purchasing habits, including an increase in the use of competitors’ products or offerings, and other factors could result in declines in our DTC net revenues. Because we derive a majority of our total revenue from online consumers who purchase products in our DTC channel, any material decline in demand and DTC net revenues could adversely affect our business, financial condition, results of operations and prospects. In addition, if we are unable to successfully introduce through the Winc digital platform brands that resonate with our online consumers, our revenue growth may decline, which could have an adverse effect on our business, financial condition, results of operations and prospects.
If existing online consumers no longer find our brands appealing or appropriately priced, they may make fewer purchases and may cancel their subscriptions or stop purchasing our brands. Even if our existing online consumers continue to find our offerings appealing, they may decide to pause their subscription or reduce their purchases over time as their demand for new brands declines. A decrease in the number of online consumers, a decrease in online consumer spending on the brands we offer, or our inability to attract online consumers could negatively affect our business, financial condition, results of operations and prospects.

We use both paid and non-paid advertising to increase and maintain consumer awareness of our brands, build brand loyalty and generate interest in our brands. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio, podcasts and magazine advertising. Our non-paid advertising efforts include search engine optimization and non-paid social media and email marketing.

We drive a significant amount of traffic to the Winc digital platform via search engines and, therefore, rely heavily on traffic generated through search engines. Search engines frequently update and change the algorithms that determine the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the Winc digital platform can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results and result in fewer visits to the Winc digital platform, or increase the costs of advertising its platform, making such marketing cost prohibitive. We also drive a significant amount of traffic to the Winc digital platform via social networking or other ecommerce channels used by our current and prospective consumers. As social networking and ecommerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to cost-effectively drive traffic to the Winc digital platform, or if the popularity of our online presence declines, our ability to acquire new consumers could be adversely affected.

If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, or maintain and promote a favorable perception of our brands, our business, financial condition, results of operations and prospects could be adversely affected.

We may not be able to compete successfully in our highly competitive market.

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known players in the wine industry and emerging brands. Numerous brands and products compete for limited shelf space in our wholesale channel and for online consumers in our DTC channel. We believe our ability to compete effectively in our industry is primarily on the basis of developing a portfolio of high-quality and culturally relevant brands and innovative products that resonate with our consumers.

Our wines compete with popularly priced generic wines and with other alcoholic and, to a lesser degree, non-Alcoholic Beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by independent wholesale distributors, many of which carry extensive portfolios of wines and other Alcoholic Beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers. Many of these competitors have substantially greater financial and other resources than us and products that are well-accepted in the marketplace today. Many also have longer operating histories, larger fulfilment infrastructures, greater technical capabilities, faster shipping times, lower freight costs, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. Companies with greater resources may acquire our competitors or launch new products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by reducing prices or increasing promotional activities, among other things. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the DTC or wholesale channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do.

In addition to other widely advertised branded products, retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our brands so that they have less favorable placement. Consumers are more likely to purchase our brands if they believe that our brands provide greater value than less expensive alternatives. If the difference in perceived value between our brands and private label products narrows, or if there is a perception of such a narrowing, we may face pressure to lower our prices, resulting in lower revenue and margins, and we may lose market share even if we lower prices. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding the COVID-19 pandemic, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our brands or an unfavorable shift in our brand mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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
•
the convenience of the shopping experience that we provide on the Winc digital platform;
•
our ability to distribute our brands and manage our operations; and
•
our reputation and brand strength.

We cannot be certain that we will be able to compete successfully in our highly competitive market. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could adversely affect our business and results of operations and ability to achieve or maintain profitability. If we fail to compete successfully, our business, financial condition, results of operations and prospects could be adversely affected.

Consolidation in our industry, including the consolidation of the wholesale distributors or retailers of our brands, may increase competition in an already crowded space and may adversely affect our business, financial condition, results of operations and prospects.

Consolidation among wine producers, wholesale distributors, suppliers or retailers could create a more challenging competitive landscape for our wines. In addition, the increased growth and popularity of the retail ecommerce environment across the consumer product goods market, which has accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements and other government action, has changed, and we believe is likely to continue to change, the competitive landscape for our brands. Consolidation at any level could hinder the distribution and sale of our brands as a result of reduced attention and resources allocated to our brands both during and after transition periods, which could impair general consumer awareness of and access to our brands.

Sales not made directly to consumers through our DTC channel are made through our wholesale channel to independent wholesale distributors for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. Furthermore, consolidation of wholesale distributors may lead to the erosion of margins as newly consolidated wholesale distributors take down prices or demand more margin from existing suppliers. Changes in wholesale distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label brands, may adversely affect our ability to maintain or grow our market share and harm our business, financial condition, results of operations and prospects. Wholesale distributors of our brands offer products that compete directly with our brands for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.

A retailer may take actions that affect our brands for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our brands. Despite operating in different channel segments, the Winc digital platform and retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party retailers may take actions that negatively affect our brands. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party retailers.

Moreover, a large percentage of our net sales is concentrated within a small number of wholesale distributors. There can be no assurance that the wholesale distributors and retailers we use will continue to purchase our brands or provide our brands with adequate levels of promotional and merchandising support. The loss of one or more major distributor or retail account, or the need to make significant concessions to retain one or more such distributor or retail account, could adversely affect our business, financial condition, results of operations and prospects.

Our marketing strategy involves continued expansion into the DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our business and results of operations.

The marketplace in which we operate is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar consumer groups as our business. To stay competitive and forge new connections with consumers, we are continuing investment in the expansion of our DTC channel. Expanding our DTC channel may require significant investment in ecommerce platforms, marketing, fulfillment, information technology infrastructure and other known and unknown costs. There can be no assurance that these investments will be successful or cost-efficient, and in such an event we may not be able to maintain or expand our DTC channel sales. The success of our DTC channel depends on our ability to maintain the efficient and uninterrupted operation of online order-processing and fulfillment and delivery operations. As such, we are heavily dependent on the performance of third parties for shipping and technology. Any system interruptions or delays could prevent potential consumers from purchasing our wines directly. Additionally, we may be unable to adequately or timely adapt to shifts in consumer preferences for points of purchase, such as an increase in at-home delivery during the COVID-19 pandemic, and our competitors may react more rapidly or with improved consumer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels, may materially and adversely affect our business, financial condition, results of operations and prospects. consumer experiences.

The success of our business depends heavily on the strength of brands, and our brands and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our brands, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Maintaining and expanding our reputation as a premier producer of premium wine among our consumers and the wine market generally is critical to the success of our business and our growth strategy. Maintaining, promoting and positioning our brands and reputation will depend on, among other factors, the success of our brands, product safety, quality assurance, marketing and merchandising efforts, our continued focus on delivering high-quality and culturally relevant brands to our consumers and our ability to provide a consistent, enjoyable consumer experience.

If we are unable to maintain the actual or perceived quality of our brands, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our brands otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of critics, the actual or perceived quality and value of one or more of our brands could be harmed, which could negatively impact not only the value of that product, but also the value of the vintage, the particular brand or our broader portfolio. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our exacting quality standards. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business and reputation, and brand value is based on perceptions of subjective qualities. Any loss of confidence on the part of our consumers, suppliers, wholesale distributors or retailers in the quality, safety, efficacy or environmental suitability of our brands, including as a result of changes to our brands or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could be difficult and costly to overcome, significantly reduce the value of our brand and adversely affect our business, financial condition, results of operations and prospects.

The use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared, which can accentuate both the positive and the negative reviews of our brands and of wine vintages generally. Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes “viral,” or our responses relating to, among other things:

•
an actual or perceived failure to maintain quality, safety, ethical, social and environmental standards for all of our operations and activities;
•
an actual or perceived failure to address concerns relating to the quality, safety or integrity of our brands;
•
our environmental impact, including our use of agricultural materials, packaging, water and energy use, and waste management; or
•
an actual or perceived failure by us to promote the responsible consumption of alcohol.

If we do not produce brands that are well-regarded by the relatively small critic community, the Alcoholic Beverages market could quickly become aware of this determination. In addition, if certain vintages receive negative publicity or consumer reaction, whether as a result of our wines or wines of other producers, our wines in the same vintage could be adversely affected. Unfavorable publicity, whether accurate or not, related to our industry, us, our brands, marketing, personnel, operations, business performance or prospects could adversely affect our reputation, business, financial condition, results of operations and prospects.

Any contamination or other quality control issue could have an adverse effect on sales of the impacted brand or our broader portfolio of brands. If any of our brands become unsafe or unfit for consumption, cause injury or are otherwise defective or improperly packaged or labeled, we may have to engage in a brand recall and may be subject to liability and regulatory action and incur additional costs. A widespread recall, multiple recalls, boycotts or a significant product liability judgment against us could cause affected brands to be unavailable for a period of time, depressing demand and our brand equity. Even if a product liability claim is unsuccessful or is not fully pursued, any resulting negative publicity could adversely affect our reputation with existing and potential consumers and retail accounts, as well as our corporate and individual brand image in such a way that current and future sales could be diminished. In addition, safety or other defects in our competitors’ products or products using similar names to those of our brands could reduce consumer demand for our own brands if consumers view them to be similar. Any such adverse effect could be exacerbated by our market positioning as a purveyor of high-quality and culturally relevant brands and may significantly reduce our brand value.

Third parties may sell wines or inferior brands that imitate our brands or that are counterfeit versions of our labels, and consumers could be duped into thinking that these imitation labels are our authentic wines. A negative consumer experience with such a wine could cause them to refrain from purchasing our brands in the future and damage our brand integrity. We also have no control over our brands once purchased by consumers. For example, consumers may store or use our brands under conditions and for periods of time inconsistent with approved storage guidelines, which may adversely affect the quality and safety of our products. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, financial condition, results of operations and prospects.

Damage to our reputation or loss of consumer confidence in our brands for any of these or other reasons could result in decreased demand for our brands and adversely affect our business, financial condition, results of operations and prospects, as well as require additional resources to rebuild our reputation, competitive position and brand strength.

Economic downturns or a change in consumer preferences, perception and spending habits could limit consumer demand for our brands and adversely affect our business, financial condition, results of operations and prospects.

We have positioned our business to capitalize on growing consumer interest in high-quality and culturally relevant brands. The Alcoholic Beverages industry is sensitive to national and regional economic conditions, and the demand for the brands that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of wine brands that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than other alcoholic or non-alcoholic alternatives.

Further, the markets in which we operate are subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our brands and shifts in the perceived value for our brands relative to alternatives. In addition, media coverage regarding the safety or quality of our brands or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our brands. A general decline in the consumption of our brands could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our brands due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of a general economic decline, including as a result of the COVID-19 pandemic. If consumer preferences shift away from our brands, our business, financial condition, results of operations and prospects could be adversely affected.

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

Our ability to maintain and improve our competitive position is largely dependent on the services of our senior management and other key personnel. The loss of the services of any of these individuals could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop key employees could adversely affect our ability to execute our business plan, and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, results of operations and prospects could be adversely affected.

Use or ineffective use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize our use of such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices used to access them, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business, financial condition, results of operations and prospects.

Negative commentary regarding us, our brands or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may adversely affect our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Moreover, the harm may be immediate, without affording us an opportunity for redress or correction.

We may be unable to accurately forecast revenue and appropriately plan our expenses in the future, and any failure to meet forecasted revenue or other financial figures may have an adverse impact on our financial condition and stock price.

Our revenues and results of operations are difficult to forecast because they generally depend on the volume, timing and types of orders we receive across our various channels, all of which are uncertain. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new brands. We base our expense levels and investment plans on our estimates of revenue and gross profit. There can be no assurances that historical growth rates and trends are meaningful predictors of future growth or trends. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining consumers or may generate lower revenue per consumer than anticipated, either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

The consumer reception of the launch and expansion of our brands is inherently uncertain and may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and which could have a materially adverse effect on our business, financial condition, results of operations and prospects.

New brand development and innovation is core to our marketing strategy and a significant portion of our net revenues are derived from new brands. To continue our growth and compete with new and existing competitors, we may need to innovate and develop a robust pipeline of new brands. The launch and continued success of new brands is inherently uncertain, particularly with respect to consumer appeal and market share capture. An unsuccessful launch may impact consumer perception of our existing brands and reputation, which are critical to our ongoing success and growth. Unsuccessful implementation or short-lived success of new brands may result in write-offs or other associated costs which may adversely affect our business, financial condition, results of operations and prospects. In addition, the launch of new brand offerings may result in cannibalization of sales of existing brands in our portfolio.

Our results of operations may be impacted by promotional activities, price concessions, credits and other factors.

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

Additionally, retailers may at times require price concessions that would negatively impact our margins and our ability to achieve or maintain profitability. If we are not able to lower our cost structure adequately in response to consumer pricing demands, and if we are not able to attract and retain a profitable consumer mix and a profitable product mix, our business, financial condition, results of operations and prospects could be adversely affected.

In addition, we periodically offer credits through various programs to wholesale distributors, including temporary price reductions, off-invoice discounts, and other trade activities.

We anticipate that these promotional activities, price concessions, credits and other factors could adversely impact our revenue and that changes in such activities could adversely impact period-over-period results. If we do not accurately predict the performance of such promotions, or if we do not accurately estimate credits, our business, financial condition, results of operations and prospects could be adversely affected.

Our inability to develop and maintain strong relationships with retailers in order to maximize our presence in retail stores could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Our operations include sales through wholesale distributors to retail stores and their related websites, which accounted for approximately 23.6% of our net revenues in 2021. The successful growth of our wholesale business is dependent in part on our continuing development of strong relationships with major retail chains. The loss of our shelf space with any of our large retail partners could have a significant impact on our revenue. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. Consequently, growth opportunities through our wholesale channel may be limited and our business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets.

We also face severe competition to display our brands on store shelves and obtain optimal presence on those shelves. Due to the intense competition for limited shelf space, retailers are in a position to negotiate favorable terms of sale, including price discounts, allowances and brand return policies. To the extent we elect to increase discounts or allowances in an effort to secure shelf space, our results of operations could be adversely affected. We may not be able to increase or sustain our volume of retail shelf space or offer retailers price discounts sufficient to overcome competition and, as a result, our sales and results of operations could be adversely affected. In addition, many of our competitors have significantly greater financial, production, marketing, management and other resources than we do and may have greater name recognition, a more established distribution network and a larger base of wholesale distributors. If our competitors’ sales surpass ours, retailers may give higher priority to our competitors’ products, causing such retailers to reduce their efforts to sell our brands and resulting in the loss of advantageous shelf space, which in turn could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Significant product returns or refunds could harm our business.

We allow our online consumers to return products and offer refunds, subject to our return and refunds policy. If product returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, results of operations and prospects could be adversely affected. Further, we and our retailers modify policies relating to returns or refunds from time to time, and may do so in the future, which may result in consumer dissatisfaction and harm to our reputation or brand or an increase in the number of product returns or the amount of refunds we make. From time to time, our products are damaged in transit, which can increase return rates and harm our brand, which in turn could adversely affect our business, financial condition, results of operations and prospects.

Our business may be adversely affected if we are unable to provide our consumers with a technology platform that is able to respond and adapt to rapid changes in technology, if our platform encounters disruptions in usability or if our consumers find our platform less usable or attractive than those of our competitors.

The number of people who access the Internet through devices other than personal computers, including mobile phones, tablets, television set-top devices and similar hand-held devices, has increased dramatically in recent years. Adapting the Winc digital platform to these devices as well as other new Internet, networking or telecommunications technologies could be time-consuming and could require us to incur substantial expenditures, which could have an adverse effect on our business, financial condition, results of operations and prospects. Ultimately, the versions of our websites and mobile applications developed for these devices may not be compelling to consumers.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we or our retailers are unable to attract consumers to the Winc digital platform or their websites or mobile applications through these devices or are slow to develop a version of such websites or mobile applications that are more compatible with alternative devices, we may fail to capture a significant share of new consumers and could also lose existing consumers, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to the Winc digital platform. In the event that it is more difficult for our consumers to buy brands from us on their mobile devices, or if our consumers choose not to buy brands from us on their mobile devices or to use mobile products or platforms that do not offer access to the Winc digital platform, we could lose existing consumers and fail to attract new consumers. Even if we build and maintain a platform that is effective and attractive to our consumers, there is no guarantee the Winc digital platform will not encounter disruptions or outages and diminish our consumers’ satisfaction. As a result, our consumer growth could be harmed and our business, financial condition, results of operations and prospects could be adversely affected.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including credit card, debit card, Apple Pay, PayPal and gift cards. We also rely on third parties to provide payment processing services, and, for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standards and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements, fraud and other risks. In addition, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently incur for compliance.

If we or a third-party processing payment card transactions on our behalf fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to significant fines, penalties and assessments or higher transaction fees arising out of the major payment card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments, which could materially impact our business, financial condition, results of operations and prospects.

We may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a consumer did not authorize a purchase, merchant fraud and consumers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. We occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal transaction and be required by card issuers to pay charge-back fees. Chargebacks result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Further, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Although we have measures in place to detect and reduce the occurrence of fraudulent activity in our marketplace, those measures may not always be effective. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and additional expenses. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

We may grow our business through acquisitions of, or investments in, new or complementary businesses, assets, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could adversely affect our business, financial condition, results of operations and prospects.

From time to time, we may consider opportunities to acquire or make investments in new or complementary businesses, assets, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current brands or expand the breadth of our markets. For example, in May 2021, we purchased certain assets of Natural Merchants, Inc., an international wine importer.

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

In connection with the COVID-19 pandemic, governments implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. Although as of December 2021, the global economy has begun to recover and the widespread availability of vaccines has encouraged greater economic activity, we are continuing to monitor the situation, and we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations. The COVID-19 pandemic has had and continues to have an adverse impact on global economic conditions and consumer confidence and spending, including supply chain disruptions and resulting inflationary pressures, which could adversely affect our ability to produce and distribute our brands as well as the demand for our brands. The fluid nature of the COVID-19 pandemic, including the emergence of new variants of the virus that causes COVID-19, and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

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

Further, the COVID-19 pandemic may impact consumer demand and demand from wholesale distributors and retailers. Retail stores may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our retailers’ operations are negatively impacted, our consumers may reduce demand for or spending on our products, or consumers or retailers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products or decreased consumer confidence, any of which may increase the difficulty in planning our operations and adversely affect our business, financial condition, results of operations and prospects. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

Beginning in March 2020, we saw an increase in DTC demand, primarily, we believe, as a result of purchases arising from more consumers working remotely during the COVID-19 pandemic and thus, spending more time at home and the unavailability of public venues. If remote work conditions end, more public venues reopen and consumers spend less time at home, our online consumers may elect to purchase fewer products or may elect to pause or cancel their subscriptions and purchase products from traditional brick and mortar stores rather than from the Winc digital platform, which could materially and adversely affect our business, financial condition, results of operations and prospects.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will also depend on future developments, including the duration and intensity of the pandemic, and the emergence of variants of COVID-19 and related developments, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described herein.

Our business performance by segment may be subject to significant variability.

Our financial performance is influenced by a number of factors which are difficult to predict and variable in nature. These include cost volatility for raw materials, production yields and inventory availability and the evolution of our sales channel mix, as well as external trends in weather patterns and discretionary consumer spending. In addition, consumer demand and net sales among our wholesale and DTC channels are subject to seasonal fluctuations. While we have not in the past experienced significant variability among our results of operations in the aggregate, our business performance by segment has displayed seasonal trends, and a failure by us to adequately prepare for periods of changed demand within any particular segment, or any event that disrupts our distribution channels during those periods, could adversely affect our business, financial condition, results of operations and prospects. A number of other factors that are inherently difficult to predict could affect the seasonality or variability of our financial performance in any impacted segment. Therefore, the performance of our wholesale or DTC segments may vary on a quarterly basis, and the results of a segment during one period may not be indicative of that segment’s results during any other future period.

The agreements governing our indebtedness require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise capital through additional debt financing, the terms of any new indebtedness could further restrict our ability to operate our business.

We are party to the BoC Credit Agreement providing for the $7.0 million BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the prime rate and, as amended, matures on June 30, 2022. Under the BoC Credit Agreement, we are required to pay an annual fee equal to 0.25% of the revolving credit commitment in effect on the date that the fee is due. The BoC Credit Agreement also contains various affirmative and negative covenants and restrictions that limit our ability to engage in certain activities, including, among other things, incurring certain types of additional indebtedness (including certain guarantees or other contingent obligations) or consolidating, merging, selling or otherwise disposing of all or substantially all of our assets or acquiring all or substantially all of the assets or business of another person. As of December 31, 2021, we had zero outstanding balance under the BoC Credit Agreement.

The BoC Credit Agreement contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and our subsidiaries’ abilities to, in each case subject to certain exceptions:

•
make restricted payments, including dividends and distributions;
•
use proceeds from the BoC Line of Credit for purposes other than for working capital;
•
incur additional indebtedness;
•
incur liens;
•
enter into fundamental changes, including mergers and consolidations;
•
engage in certain sale leaseback transactions;
•
sell assets, including capital stock of subsidiaries;
•
make certain investments;
•
create negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries;
•
make prepayments or modify documents governing material debt that is subordinated with respect to right of payment;
•
enter into certain transactions with affiliates;
•
change our fiscal year; and
•
change our lines of business.

The restrictions in the BoC Credit Agreement and any future credit facilities may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In addition, the terms of any future indebtedness we may incur could include similar, additional and more restrictive covenants. Our ability to comply with the covenants and restrictions contained in the BoC Credit Agreement and any future credit facilities may be affected by economic, financial and industry conditions beyond our control, and we have previously breached similar covenants in prior credit facilities. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

The BoC Credit Agreement includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; violation of covenants; specified cross-default and cross-acceleration to other material indebtedness; certain bankruptcy and insolvency events; certain events relating to the Employee Retirement Income

Security Act of 1974, as amended; certain undischarged judgments; material invalidity of guarantees or grant of security interest; and change of control, in certain cases subject to certain thresholds and grace periods.

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and taking control of the collateral, potentially requiring us to renegotiate the BoC Credit Agreement on terms less favorable to us. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our business, results of operations, financial condition and future prospects could be adversely affected. In addition, such a default or acceleration may result in the acceleration of any future indebtedness to which a cross-acceleration or cross-default provision applies. If we are unable to repay our indebtedness, lenders having secured obligations, such as the lenders under the BoC Credit Agreement, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under our credit facilities and may not be able to repay the amounts due under our credit facilities. This could have an adverse effect on our business, financial condition, results of operations and prospects and could cause us to become bankrupt or insolvent.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our consumers would have to pay for our products and adversely affect our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses since inception. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $61.1 million and $54.9 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We may experience ownership changes in the future and are currently evaluating with our independent tax advisors whether and to what extent our net operating losses may be currently limited. In addition, for state income tax purposes, there may be periods during which the use of net operating losses or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has imposed limits on the usability of California net operating losses and certain tax credits to offset California taxable income or California tax liabilities in tax years beginning after 2019 and before 2023. Additionally, state net operating loss carryforwards begin to expire in 2028. As a result, to the extent that we earn net taxable income, our ability to use our pre-change net operating losses to offset such taxable income and our ability to use our tax credits to reduce our tax liabilities may be subject to limitations.

If we cannot maintain our company culture or focus on our purpose as we grow, our success and our business and competitive position may be harmed.

We believe our culture and our mission have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture or focus on our mission could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and our ability to effectively focus on and pursue our corporate objectives. As we grow and mature as a public company, we may find it difficult to maintain these important values. If we fail to maintain our company culture or focus on our mission, our competitive position and business, financial condition, results of operations and prospects could be adversely affected.

Risks Related to Production, Supply and Service Providers

We rely on our proprietary technology and data and data from third parties to forecast consumer demand and to manage our supply chain, and any failure of this technology or other failure to accurately forecast demand for our brands could adversely affect our business, financial condition, results of operations and prospects.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our third-party suppliers before firm orders are placed by our consumers or our retailers. We rely on our proprietary technology and data, as well as data received from third parties, including third-party platforms, to forecast demand and predict our consumers’ orders, determine the amounts of grapes, wine and other supplies to purchase, and optimize our in-bound and out-bound logistics for delivery and transport of our supply to our fulfillment centers and of our brand offerings to consumers. If this technology fails or produces inaccurate information or results at any step in this process—for example, if the data we collect from consumers is insufficient or incorrect, if we overestimate or underestimate future demand or if we fail to optimize delivery routes to our consumers—our inventory could become unsalable, we could experience shortages in key ingredients, the operational efficiency of our supply chain may suffer (including as a result of excess or shortage of fulfillment center capacity) or our consumers could experience delays or failures in the delivery of our brand offerings. In addition, certain data is subject to limitations. For example, data may include information from fraudulent accounts and interactions with the Winc digital platform or the social media accounts of our business or of our influencers, including as a result of the use of bots or other automated or manual mechanisms to generate false impressions. We have only a limited ability to verify data from the Winc digital platform or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would increase the difficulty of detecting such activity.

Moreover, forecasts based on historical data, regardless of any historical patterns or the quality of the underlying data, are inherently uncertain. Our ability to effectively manage production and inventory is inherently linked to actual and expected consumer demand for our brands, particularly given the long product lead time and agricultural nature of the wine business. Unanticipated changes in consumer demand, tastes or preferences or external events could result in material inaccuracy of our forecasts and impair our ability to manage supply and capture growth opportunities, which could result in disruptions in our business and our incurrence of significant costs and waste and adversely affect our business, financial condition, results of operations and prospects.

Factors that could affect our ability to accurately forecast demand for our brands include:

•
an unanticipated increase or decrease in demand for our brands;
•
our failure to accurately forecast acceptance for our new brands;
•
brand introductions by competitors;

•
unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers;
•
the impact on demand due to unseasonable weather conditions;
•
weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our brands; and
•
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

We do not grow our own grapes and instead rely on third parties to supply grapes and bulk wine. All of the brands we offer are made up of ingredients that are produced by a relatively limited number of third-party producers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the costs of our brands, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and brand types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on, which could adversely affect our results of operations. Moreover, in the event of a significant disruption in the supply of the materials used in the production of the brands we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at prices consistent with our historical experience.

In addition, products and merchandise we receive from wineries and suppliers may not be of sufficient quality or free from mislabeling or damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party retail consumers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if consumers and potential consumers believe that our brands do not meet their expectations, are not properly labeled or are damaged.

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

Our principal suppliers currently provide us with certain incentives, such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our ability to achieve or maintain profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors, our ability to compete would be reduced, which could have an adverse effect on our business, financial condition, results of operations and prospects.

A disruption in our operations, or the operations of third parties upon which we rely, could have an adverse effect on our business, financial condition, results of operations and prospects.

Our operations, including those of our third-party manufacturers, suppliers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics or other public health emergencies, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers and delivery service providers have no control. The loss of, or damage to, the facilities or fulfillment centers of our third-party manufacturers, suppliers and delivery service providers could have an adverse effect on our business, financial condition, results of operations and prospects.

We depend heavily on ocean container delivery to receive shipments from our third-party suppliers located overseas and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in Santa Maria, California and Garnet Valley, Pennsylvania, and from there to our consumers and retailers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through the Winc digital platform. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our brands. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as labor unrest or natural disasters. For example, a labor strike at a port could negatively impact the delivery of our imported grapes, juice, wine or other product materials, and trade disputes between the United States and countries from which we import grapes, juice, wine and other product materials may in the future restrict the flow of the goods from such countries to the United States. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

Our ability to meet the needs of our consumers and retailers depends on our proper operation of our fulfillment centers, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or fulfillment centers, and any loss, damage or disruption of our facilities, or loss or damage of the inventory stored there, could have an adverse effect on our business, financial condition, results of operations and prospects.

We may be unable to manage the complexities created by our omni-channel operations, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

Our omni-channel operations, such as offering our brands through the Winc digital platform, on third party websites, through wholesale distributors and in traditional brick and mortar stores, create additional complexities in our ability to manage inventory levels, as well as certain operational issues, including timely shipping and refunds. Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues and further align channels to optimize our omni-channel operations. If we are unable to successfully manage these complexities, it may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We source grapes and juice from a variety of producers, but in significant volumes from certain suppliers. Although there is more than one supplier for most of the grapes we buy, and the right variety and quality of grapes is usually readily available when needed, there is no assurance that this will always be the case, particularly in the adverse circumstances mentioned above and below. A shortage of grapes of the required variety and quality could impair our business and results of operations both in the year of harvest and thereafter.

We may not be fully insured against risk of catastrophic loss to wineries, production facilities, fulfillment centers, customer service centers, data centers, corporate officers or distribution systems as a result of earthquakes, fires or other events. Some of the vineyards we source from, and their and our facilities, are located in California, which is prone to seismic activity and has recently experienced landslides and wildfires, which have been increasing in frequency and intensity. If any of our facilities or the vineyards or facilities of our significant suppliers were to experience catastrophic loss, that event could disrupt operations, delay production, shipments and revenue and could result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, then we could breach agreements, our reputation could be harmed, and our business, financial condition, results of operations and prospects could be adversely affected. Further, we may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. While we take steps to minimize the damage that would be caused by a catastrophic event, including relying on diversity of suppliers and wholesale distributors, there is no certainty that such efforts would prove successful.

Wine is also subject to diseases, pests and weather conditions that can affect the quality and quantity of grapes. Various diseases, pests, fungi, viruses, drought, floods, frosts and other weather conditions can affect the quality and quantity of grapes, decreasing the supply of our brands and negatively impacting us. We cannot guarantee that independent grape suppliers will succeed in preventing disease in their vineyards. For example, Pierce’s disease is a vine bacterial disease spread by insects that kills grapevines and for which there is no known cure. If vineyards used by our suppliers become contaminated with this or other diseases, then our business, financial condition, results of operations and prospects could be adversely affected. Additionally, future government restrictions regarding the use of materials used in grape growing could increase vineyard costs and reduce production.

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

Additionally, water availability is important to the supply of grapes and winemaking, other agricultural raw materials and our ability to operate our business. If climate patterns change and droughts become more severe, there may be a scarcity of water, poor water quality or water right restrictions, which could affect production costs, consistency of yields or impose capacity constraints. The suppliers of the grapes and other agricultural raw materials purchased by us depend upon sufficient supplies of quality water for their vineyards and fields. The availability of adequate quantities of water for application at the correct time can be vital for grapes to thrive. Whether particular vineyards are experiencing water shortages depends, in large part, on their location. An extended period of drought across much of California would restrict the use and availability of water for agricultural uses, and in some cases governmental authorities might divert water to other uses. Lack of available water could reduce grape harvest and access to grapes and adversely impact us and our suppliers. Scarcity of adequate water in grape growing areas could also result in legal disputes among landowners and water users. If water available to the operations of our suppliers becomes scarcer, restrictions are placed on usage of water or the quality of that water deteriorates, then we and our suppliers may incur increased production costs or face manufacturing constraints that could negatively affect production. Even if quality water is widely available, water purification and waste treatment infrastructure limitations could increase our costs or constrain operation of production facilities and vineyards of our suppliers. Any of these factors could adversely affect our business, financial condition, results of operations and prospects.

Supply and price volatility of grapes, labor and other necessary supplies or services may adversely affect our business, financial condition, results of operations and prospects.

Volatility and increases in the costs of grapes, labor and other necessary supplies or services have in the past negatively impacted, and in the future may negatively impact, our business, financial condition and results of operations. If such increases occur or exceed our estimates and if we are unable to increase the prices of our brands or achieve cost savings to offset the increases, then our results of operations may be harmed. Even if we increase brand prices in response to cost increases, such price increases may not be sustainable and could lead to declines in market share as competitors may not increase their prices or consumers may decide not to pay the higher prices. In the alternative, an extreme oversupply of grapes can lead to a glut of grape supply and declines in the value of the harvest. Future swings in grape supply and price volatility may adversely affect our results of operations.

If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, then our profitability could be negatively impacted, which would adversely affect our business, financial condition, results of operations and prospects.

We use a large volume of raw materials, in addition to grapes, to produce and package wine, including corks, barrels, winemaking additives and water, as well as large amounts of packaging materials such as metal, cork, glass and cardboard. We purchase raw materials and packaging materials under contracts of varying maturities from domestic and international suppliers.

Glass bottle costs are one of our largest packaging components of cost of revenues. In North America, glass bottles have only a small number of producers. Currently, the majority of our glass containers are sourced from China, the United States and Mexico, while a minority are sourced from Taiwan and Chile. In addition, costs and programs related to mandatory recycling and recyclable materials deposits could be adopted in states of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles. Increases in the costs of, or any difficulty in acquiring adequate supply of, glass bottles or other raw materials may significantly impact our supply chain and our business. For example, our industry has experienced a glass shortage in the past, and any future glass shortage may make it more difficult and more expensive to acquire the bottles we require for our brands.

Our production facilities also use a significant amount of energy in their operations, including electricity, propane and natural gas. We have experienced increases in energy costs in the past, and energy costs could rise in the future, which would result in higher transportation, freight and other operating costs, such as aging and bottling expenses. Our freight cost and the timely delivery of wines could be adversely affected by a number of factors that could reduce the profitability of operations, including driver shortages, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. In addition, increased labor costs or insufficient labor supply could increase our production costs.

The supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially their impact on energy prices), economic factors affecting growth decisions, exchange rate fluctuations and inflation. To the extent that any of these factors, including supply of goods and energy, affect the prices of ingredients or packaging, or we do not effectively or completely hedge changes in commodity price risks, or if we are unable to recoup costs through increases in the price of finished wines, our business, financial condition, results of operations and prospects could be adversely affected.

If we are unable to obtain adequate supplies of premium grapes and bulk wine from third-party grape growers and bulk wine suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, financial condition, results of operations and prospects.

The production of our wines and the ability to fulfill the demand for our wines is restricted by the availability of premium grapes and bulk wines from third-party growers. The entirety of our grape inputs per year come from third parties in the form of contracted grapes, contracted bulk wine, spot grapes and spot bulk wine. Additionally, in 2021, a majority of our wine came from grapes purchased from California-based growers. Any delay or other disruption in the supply of California grapes from these growers could have a significant adverse effect on our business. Many of these risks remain outside our control, or the control of the growers upon whom we rely, including, for example, the risks of fires or other natural disasters.

As we continue to grow, we anticipate that our production will continue to rely on third-party suppliers. If we are unable to source grapes and bulk wine of the requisite quality, varietal and geography, among other factors, our ability to produce wines to the standards, quantity and quality demanded by our consumers could be impaired.

Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease and pests could impact the quality and quantity of grapes and bulk wine available to our company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk wine creating higher input costs or the inability to purchase these materials. In recent years, we have observed significant volatility in the grape and juice market. We may experience upward price pressure in future harvest seasons due to factors including the general volatility in the grape and bulk wine markets, widespread insured or uninsured losses and overall stress on the agricultural portion of the supply chain. Furthermore, following the 2020 wildfires in Northern California, the price of bulk wine increased substantially in a very short period of time, leading to some wine producers reducing lot sizes of certain wines. While we were able to purchase much of our bulk wine prior to meaningful price increases, we cannot be sure that we will be able to avoid similar price increases in the future. In such an event, our financial results could be adversely affected both in the year of the harvest and future periods.

A reduction in our access to or an increase in the cost of the third-party facilities we use to produce our wine could harm our business.

We use third-party alternating proprietorship bottling and winemaking facilities in the production of many of our wines, which means we rely on production capacity at several third-party facilities to bring certain of our brands to market. The activities conducted at outside facilities include crushing, fermentation, storage, blending, and bottling, and our reliance on these third parties varies according to the type of production activity and with annual harvest volumes. As production increases, we must increasingly rely upon these third-party production facilities.

Our ability to utilize these facilities may be limited by several factors outside our control, including, among others, increased processing costs, damage to the facility or temporary or permanent shutdown for hygienic, mechanical, regulatory or other reasons. In addition, the alternating proprietorship agreements that we have entered into with these agreements are not long-term, and these facilities may provide facility space and services to competitors at a price above what we are willing to pay, which could force us to locate new facilities. Moving production to a new third-party service provider could negatively impact our financial results.

The inability to use these or alternative facilities, or to quickly find alternative facilities, at reasonable prices or at all, could increase our costs or reduce the amounts we produce, which could adversely affect our business, financial condition, results of operations and prospects.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our business, financial condition, results of operations and prospects.

We primarily rely on one major vendor for our DTC shipping requirements. If we are not able to negotiate acceptable pricing and other terms with our vendors or they experience performance problems or other difficulties, it could negatively impact our results of operations and our consumer experience. For example, the costs and difficulty in procuring adequate trucking and other shipping services have increased recently as a result of, among other things, the COVID-19 pandemic. Ongoing or recurring challenges relating to our shipping processes or that of any third parties that we rely on could have a material impact on our business, financial condition, results of operations and prospects.

Shipping vendors may also impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship brands to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our brands are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on the Winc digital platform or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, results of operations and prospects.

If we do not successfully optimize, operate and manage the expansion of the capacity of our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.

We have warehouse fulfillment centers located in Santa Maria, California and Garnet Valley, Pennsylvania. If we do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers. As a result of the continuing effects of the COVID-19 pandemic, we may experience disruptions to the operations of our fulfillment centers, which may negatively impact our ability to fulfill orders in a timely manner, which could harm our reputation and relationships with consumers and adversely affect our business, financial condition, results of operations and prospects.

We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in brands that we sell, our fulfillment network will become increasingly complex and challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver purchases to our online consumers and merchandise inventory to our retailers and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.

We may also need to add an additional warehouse fulfillment center or other distribution capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the COVID-19 pandemic. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investments of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow, and we expect we would incur such expenses and make such investments in advance of expected sales. Such expected sales may not occur at all or at the level or within the timeframe that we anticipate, and if our estimates around expected sales are inaccurate, our business, financial condition, results of operations and prospects may be adversely affected.

We rely on third-party suppliers, producers, retailers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not grow our own grapes and instead rely on multiple third-party suppliers and producers, primarily based in the United States, to supply grapes and bulk wine. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply and manufacture our products may be affected by competing orders placed by other companies, including our competitors, and the demands of those companies. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply with which could adversely affect our business.

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

We have also outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories, we are dependent on third-party vendors for credit card processing, and we use third-party hosting and networking providers to host the Winc digital platform. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retailers, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

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
•
encounter increases in raw material or labor costs, which may affect our procurement costs;

•
encounter difficulties with proper payment of custom duties or excise taxes;
•
disclose our confidential information or intellectual property to competitors or third parties;
•
engage in activities or employ practices that may harm our reputation; and
•
work with, be acquired by, or come under control of, our competitors.

A change in our relationship with any third party on which we rely due to one or more of the foregoing factors or otherwise may adversely affect our business, financial condition, results of operations or prospects.

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

Our wholesale channel operations and revenues depend largely on independent wholesale distributors whose performance and continuity are not assured.

Due to regulatory requirements in the United States, our wholesale channel operations generate revenue from brands sold to wholesale distributors, who then sell our products to retail accounts and, in some states, directly to government agencies for resale. Additionally, a small percentage of our wines are sold by wholesale distributors to retail accounts outside of the United States. Decreased demand for our products in any of our sales channels would adversely affect our business, financial condition, results of operations and prospects. During the year ended December 31, 2021, one wholesale distributor accounted for approximately 12% of wholesale net revenues. A change in our relationship with one or more significant wholesale distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of wholesale distributors except under certain limited circumstances, which makes it difficult to terminate or otherwise cease working with a wholesale distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability with respect to replacing wholesale distributors, poor performance of our major wholesale distributors or our inability to collect accounts receivable from major wholesale distributors could harm our business, financial condition, results of operations and prospects. In addition, an expansion of the laws and regulations limiting the sale of our products could materially and adversely affect our relationships with wholesale distributors and government agencies. There can be no assurance that the wholesale distributors, retail accounts and government agencies that currently purchase our brands will continue to do so or provide our brands with adequate levels of promotional support, which could increase competitive pressure to increase sales and market spending and adversely affect our business, financial condition, results of operations and prospects.

We may face difficulties as we expand our business and operations into jurisdictions in which we have no prior operating experience.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently conduct business, including internationally. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition.

In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in new markets. It is costly to establish, develop and maintain operations and to develop and promote our brands in new jurisdictions. As we expand our business into other jurisdictions, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and delay our ability to become profitable in such jurisdictions, which may have a material adverse effect on our business, financial condition, results of operations and prospects. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.

Risks Related to Intellectual Property and Data Privacy

We may be unable to adequately obtain, maintain, protect and enforce our intellectual property rights.

Our future success depends significantly on our ability to protect our current and future brands and to obtain, maintain, protect, enforce and defend our trademarks and other intellectual property rights. We protect our intellectual property rights through a combination of trademark and trade secret protection, and other intellectual property protections under applicable law. We register domain names, trademarks, and service marks in the United States and abroad. We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non-disclosure and invention assignment agreements with our employees, and through appropriate agreements with our suppliers and others.

We have been granted numerous trademark registrations in the United States and abroad covering many of our brands, and we have filed, and expect to continue to file, trademark applications seeking to protect newly developed brands. However, effective intellectual property protection may not be available in every country in which our brands are, or may be made, available, including those that we may consider important to our business. In addition, unilateral actions in the United States or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to obtain, maintain and enforce our trademark and other intellectual property rights. Furthermore, the laws of some foreign countries may not protect trademark and other intellectual property rights to the same extent as the laws of the United States, and it may be more difficult for us to successfully obtain, maintain, protect and enforce our trademark and other intellectual property rights in these countries. There is also a risk that we could fail to timely maintain or renew our trademark registrations or otherwise protect our trademark rights, which could result in the loss of those trademark rights (including in connection with failure to maintain consistent use of these trademarks). If we fail to maintain our trademarks or our trademarks are successfully challenged, we could be forced to rebrand our wines and other products, which could result in a loss of brand recognition and could require us to devote additional resources to the development and marketing of new brands.

In addition, our pending and future trademark applications may never be granted and could be opposed by third parties. The process of obtaining trademark protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable trademark or other intellectual property applications at a reasonable cost or in a timely manner. We may also allow certain of our registered intellectual property rights, or our pending applications for intellectual property rights, to lapse or become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is no longer worthwhile. There can be no assurance that our registered trademarks or pending applications, if issued or registered, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of trademark and other intellectual property rights are constantly evolving and vary by jurisdiction. We also cannot assure you that our trademarks can be successfully defended and asserted in the future or that third parties will not infringe upon any such rights. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. If any third party copies our brands or products in a manner that projects lesser quality or carries a negative connotation or otherwise uses trademarks that are identical or similar to our trademarks, it could lead to market confusion and have an adverse effect on our brand image and reputation. In some cases, there may be third-party trademark owners who have prior rights to our trademarks or third parties who have prior rights to similar trademarks, and we may not be able to prevent such third parties from using and marketing any such trademarks.

We also rely on unpatented proprietary technology, such as the source code of our platform. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. It is also possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require our employees and certain of our consultants, contract employees, suppliers and independent contractors, including some of our manufacturers who use our formulations to manufacture our brands to enter into confidentiality agreements, which generally require that all information made known to them be kept strictly confidential. The effectiveness of these agreements is important as some of our formulations have been developed by or with our suppliers and manufacturers. However, we may fail to enter into confidentiality agreements with all parties who have access to our trade secrets or other confidential information. In addition, parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Further, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even if we are successful in prosecuting such claims, any remedy awarded may be insufficient to fully compensate us for the improper disclosure or misappropriation. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be harmed.

In the United States, the DTSA provides a federal cause of action for misappropriation of trade secrets. Under the DTSA, an employer may not collect enhanced damages or attorneys’ fees from an employee or contractor in a trade secret dispute brought under the DTSA, unless certain advanced provisions are observed. The full benefit of the remedies available under the DTSA requires specific language and notice requirements present in the relevant agreements with such employees and contractors, which may not be present in all of our agreements. We cannot provide assurance that our existing agreements with our employees, consultants, contract employees and independent contractors contain notice provisions that would enable us to seek enhanced damages or attorneys’ fees in the event of any dispute for misappropriation of trade secrets brought under the DTSA.

We might be required to spend significant financial, managerial and operational resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging our intellectual property rights and if such defenses, counterclaims or countersuits are successful, we may lose valuable intellectual property rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights, and we may not be able to prevent counterfeit products or products bearing confusingly similar trademarks from entering the marketplace or prevent third parties from registering domain names that are confusingly similar to our own, which could divert sales from us, tarnish our reputation or reduce the demand for our brands or the prices at which those brands are sold. Any enforcement litigation, brought by us, whether or not resolved in our favor, could result in significant expense to us and divert the attention of management, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Any of our intellectual property rights, including our trademark registrations, may lapse, be abandoned, be challenged, circumvented, declared generic or otherwise invalidated through administrative process or litigation. Notwithstanding any trademark registrations or other intellectual property held by us, third parties have brought claims in the past, and may bring claims in the future alleging that we have infringed, misappropriated, or otherwise violated that third party’s trademark or other intellectual property rights. We cannot assure you that we will be successful in defending our intellectual property in actions brought by third parties. Any such claims, with or without merit, could require significant resources to defend, could damage the reputation of our brands, could result in the payment of compensation (whether as a damages award or settlement) to such third parties, and could require us to stop using our brands or other intellectual property rights, enter into costly royalty or licensing agreements or otherwise agree to an undertaking to limit our use of such trademarks or other intellectual property rights. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to trademarks and other intellectual property rights we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims would result in additional cost and could result in additional liability to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under our existing license agreements or cannot license rights to use technologies on reasonable terms or at all, we may be unable to license rights that are critical to our business.

We license from third parties certain intellectual property and technology which are critical to our business. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Licensing intellectual property or technology from third parties also exposes us to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. Termination by the licensor would cause us to lose valuable rights and could inhibit our ability to commercialize our brands. If any contract interpretation disagreement were to arise, the resolution could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could adversely impact our business, financial condition, results of operations and prospects.

In addition, in the future we may identify additional third-party intellectual property we may consider attractive or necessary to license in order to engage in our business, including to develop or commercialize new brands. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies with greater size and capital resources than us may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties or other fees. If we are unable to enter into the attractive or necessary licenses on acceptable terms or at all, it could have an adverse effect on our business, financial condition, results of operations and prospects.

Our reliance on software-as-a-service technologies from third parties may adversely affect our business and results of operations.

We rely on software-as-a-service technologies from third parties in order to operate critical functions of our business, including financial management services, consumer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions, because they are no longer available on commercially reasonable terms or prices or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our products and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.

We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our DTC channel or fulfill consumer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, the need to acquire and retain sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, failures or delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of consumers and business.

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our brands, to fulfill orders, to collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of share, and otherwise process (which we collectively refer to as "Process") large amounts of information, including confidential information, intellectual property, proprietary business information, financial information, and personal information of our consumers, employees and contractors, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as "Business Functions"). These information technology networks and systems, and the Processing they perform, may be susceptible to damage, interruptions, disruptions or shutdowns, software or hardware vulnerabilities, security incidents, cyberattacks, phishing attacks, ransomware attacks, social engineering attacks, supply-side attacks, malicious code, employee theft or misuse, fraud, denial or degradation of service attacks, unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization, failures during the process of upgrading or replacing software, databases or components, power outages, fires, natural disasters, hardware failures, computer viruses, terrorism, war, attacks by computer hackers, telecommunication and electrical failures, user errors or catastrophic events. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments or state-sponsored actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. Due to the COVID-19 pandemic, our personnel and certain of our third-party service providers have been, and may continue, working remotely and relying on their own computers, routers and other equipment, which may pose additional data security risks to networks, systems and data, and may create additional opportunities for cybercriminals to exploit vulnerabilities. If our information technology networks, systems or Processing activities (or those of our third-party service providers) suffer any damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, it could cause a material adverse impact to our Business Functions and our reputation, business, financial condition, results of operations and prospects. Our DTC and ecommerce operations are critical to our business and our financial performance. The Winc digital platform serves as an effective extension of our marketing strategies by exposing potential new consumers to our brands, brand offerings and enhanced content. Due to the importance of the Winc digital platform and DTC operations, any material disruption of our networks, systems or Processing activities related to the Winc digital platform and DTC operations could reduce DTC sales and financial performance, damage our reputation and materially adversely impact our business, financial condition, results of operations and prospects.

Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, processing and information, we and our third-party providers may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. The recovery systems, security protocols, network protection mechanisms and other security measures integrated into our and our third-party providers' systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and any strategic partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventive measures. We have experienced and expect to continue to experience actual and attempted cyber-attacks of our IT networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. Our and our third-party providers' applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our consumers to disclose information or usernames or passwords, or otherwise compromise the security of our networks, systems or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, or physical facilities utilized by our vendors. Improper access to our or our third-party providers' systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations, or for consumer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.

The costs to respond to a security breach or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We may have contractual and other legal obligations to notify relevant stakeholders of any security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory and government authorities, supervisory bodies, the media and others of security breaches involving certain types of data. In addition, our agreements with certain consumers and third parties may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach, and may cause us to breach consumer or ecommerce or retail consumer contracts. Our agreements with certain consumers or ecommerce or retail consumers, our representations, or industry standards, may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach or compromise affecting us, our service providers, vendors, any strategic partners, other contractors, consultants, or our industry, whether real or perceived, could lead to claims by our consumers or ecommerce or retail consumers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations and could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. As a result, we could be subject to legal action or we also could be subject to actions or investigations by regulatory authorities which could potentially result in regulatory penalties, fines and significant legal liability, or our consumers or ecommerce or retail consumers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. The impacts of a security incident or breach, including the successful assertion of one or more large claims against us that exceeds our available insurance coverage or resulting changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our consumer base and Process increasingly large amounts of proprietary and sensitive data. Any adverse security incident or breach could have a material adverse effect on our business, financial condition, results of operations and prospects.

The use of open source software in our products and services may expose us to additional risks and harm our intellectual property.

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

While we try to ensure that no open source software is used in such a way as to require us to disclose the source code to our related proprietary software, such use could inadvertently occur. Additionally, a third-party software provider may incorporate, inadvertently or not, certain types of open source software into software that we license from such third party for our proprietary software. If any of the foregoing occurs, we could, under certain circumstances, be required to disclose the source code to our proprietary software, which could enable third parties to compete with us using such software. This could harm our intellectual property position and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries in which we operate and where we offer our brands. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (which we collectively refer to as "Data Protection Laws"), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules and laws. Data Protection Laws and data protection worldwide are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could have an adverse effect on our business, financial condition, results of operations and prospects. We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (which we collectively refer to as "Privacy Policies"), and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (which we collectively refer to as "Data Protection Obligations"). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including in regards to the manner in which the express or implied consent of consumers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and otherwise Process consumer data and operate our business.

In the United States, relevant Data Protection Laws include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other state and federal laws relating to privacy and data security. The CCPA requires companies that Process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows California residents to opt out of certain sharing of personal information with third parties, gives California residents the right to access and request deletion of their information, and provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. The CCPA may increase our compliance costs and potential liability and risks associated with data breach litigation. In addition, California voters recently approved the CPRA, which goes into effect in most material respects on January 1, 2023. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations additional rights to California residents to limit the use of their sensitive information, providing for penalties for CPRA violations concerning California residents under the age of 16, and establishing a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA prompted a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Laws in all 50 states already require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Each of these Data Protection Laws and any other such changes or new Data Protection Laws could impose significant limitations, require changes to our business, or restrict our collection, use, storage or Processing of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation, which, in turn, could adversely affect our business, financial condition, results of operations and prospects.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based Processing, and postal mail to sell our brands and to attract new consumers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents from users for certain activities, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. We may have to develop alternative systems to determine our consumers’ behavior, customize their online experience, or efficiently market to them if consumers block cookies or regulations introduce additional barriers to collecting cookie data, and there is no guarantee that such development efforts will be successful or cost-effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and prospects.

In Europe, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for Processing the personal data of individuals within the European Economic Area. While we do not believe we are currently subject to the GDPR, we have plans of expanding internationally and have trademark registrations in jurisdictions in the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, certain companies operating in the United Kingdom have to comply with the GDPR and also the United Kingdom GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The United Kingdom GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase overall risk exposure for companies subject to these regulations.

In addition to government regulation and laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us, including the Payment Card Industry Data Security Standards. In the event we fail to comply with such standards, we could be in breach of our obligations under consumer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers and other third parties may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional Data Protection Obligations or different standards relating to our handling or protection of data.

Although we strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, data protection requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. As a result, we may at times fail to comply, or may be perceived to have failed to comply. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, if any, or third-party vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, partners, vendors or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, or any finding that our Privacy Policies are, in whole or part, inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, could result in additional cost and liability to us, damage our reputation, and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to the Alcohol and the Alcoholic Beverages Industry

Adverse public opinion about alcohol may harm our business.

Certain research studies have concluded or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses. An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for Alcoholic Beverages, which could harm our business by reducing sales and increasing expenses. Additionally, in recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of Alcoholic Beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of Alcoholic Beverages, to increase the penalties associated with the misuse of Alcoholic Beverages, or to increase the costs associated with the production of Alcoholic Beverages. Over time, these efforts could cause a reduction in the consumption of Alcoholic Beverages generally or an increase in production costs, which could reduce sales and increase expenses and adversely affect our business, financial condition, results of operations and prospects.

Consumer demand for Alcoholic Beverages could decline for a variety of reasons. Reduced demand could harm our results of operations, financial condition and prospects.

There have been periods in the past in which there were substantial declines in the overall per capita consumption of wine. A limited or general decline in consumption in one or more of our brand categories could occur in the future for a variety of reasons, including a general decline in economic conditions, changes in the spending habits of consumers generally (or of groups of consumers, such as millennials), prohibition, increased concern about the health consequences of consuming Alcoholic Beverages and about drinking and driving, a trend toward a healthier diet, including lighter, lower-calorie beverages such as diet soft drinks, juices and water, the increased activity of anti-alcohol consumer group and increased federal, state or foreign excise and other taxes on Alcoholic Beverages. Reduced demand for Alcoholic Beverages could harm our business, financial condition, results of operations and prospects.

A decrease in score ratings by important rating organizations could have a negative impact on our ability to create demand for and sell our brands. Sustained negative scores could reduce the prominence of our brands and carry negative association across our portfolio which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our brands’ individual labels are issued ratings or scores by wine rating organizations, and higher scores often drive greater demand and, in some cases, higher pricing. We have no control over ratings issued by third parties or the methodology they use to evaluate our brands, which may not be favorable to us in the future. If our new or existing brands are assigned significantly lower ratings, if our brands consistently receive lower ratings over an extended period of time or if any of our competitors’ new or existing brands are assigned comparatively higher ratings, our consumers’ perception of our brands and demand for our brands could be negatively impacted, which could materially and adversely affect our business, financial condition, results of operations and prospects.

We rely on independent certification for a number of our brands.

We rely on independent third-party certification, such as certifications of some of our brands or ingredients as “organic” to differentiate them from others. We must comply with the requirements of independent organizations or certification authorities in order to label our brands as certified organic, such as the California Certified Organic Farmers and Quality Assurance International. We may lose our certifications if we use unapproved raw materials or incorrectly use a certification on brand labels or in marketing materials. The loss of any independent certification could adversely affect our market position and brand reputation, and our business, financial condition, results of operations and prospects could be adversely affected.

From time to time, we may become subject to litigation specifically directed at the Alcoholic Beverages industry, as well as litigation arising in the ordinary course of business.

We and other companies operating in the Alcoholic Beverages industry are, from time to time, exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. These campaigns could result in an increased risk of litigation against us and our industry. Lawsuits have been brought against Alcoholic Beverages companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future.

From time to time, we may also be party to other litigation in the ordinary course of our operations, including in connection with commercial disputes, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or securities-related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties or fines as well as reputational damage to our company and our brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgments for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Health and safety incidents or advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our brands.

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

The occurrence of adverse reactions or other safety incidents could also adversely affect the price and availability of affected brands, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of contamination, defects, or regulatory non-compliance, whether or not caused by our actions, could compel us, our suppliers or our retail or wholesale distributors, depending on the circumstances, to conduct a recall in accordance with the regulations and policies of the TTB, FDA, ABC, Consumer Product Safety Commission, USDA, EPA, or other federal regulations and policies, and comparable state laws, regulations and policies. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing retailers or consumers and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brands and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

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

Further, many brands that we sell are advertised with claims as to their origin, ingredients or environmental benefits, including, for example, the use of the term “natural,” “organic,” “sustainable” or similar synonyms or implied statements relating to such benefits. Although each of the TTB, FDA and the USDA has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term “natural” for use in the Alcoholic Beverages industry, which is also true for many other adjectives common in the Alcoholic Beverages industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against several companies that market “natural” products or ingredients, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients and the use of synthetic ingredients, including synthetic forms of otherwise natural ingredients.

Should we become subject to similar claims, the resulting adverse publicity about these matters may discourage consumers from buying our brands, even if the basis for the claim is unfounded. The cost of defending against any such claim could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, the USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us or our suppliers to liability or regulatory enforcement. Consumers may also pursue state law claims against us or our suppliers challenging use of the "organic" label as being intentionally mislabeled or misleading or deceptive to consumers.

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

If any of the above actions or factors were to adversely impact our products, it could adversely affect our reputation, business, financial condition, results of operations and prospects.

We are subject to extensive governmental regulation and may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.

We and the suppliers and manufacturers we work with are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources, the environment and consumers. Our operations are subject to regulation by the TTB, ABC, OSHA, FDA, Consumer Product Safety Commission, USDA, FTC, EPA, and by various other federal, state, local and foreign authorities regarding the manufacture, processing, packaging, storage, sale, order fulfillment, advertising, labeling, import and export of our brands. Certain of the brands we sell may require EPA registration and approval prior to sale.

In addition, we, our co-manufacturers and our third-party contractors are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the EPA, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our co-manufacturers and third-party contractors) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities and costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our brands are also subject to state laws and regulations, such as California’s Proposition 65, which requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level. We have in the past been subject to lawsuits brought under Proposition 65, and if we fail to comply with Proposition 65 in the future, it may result in lawsuits and regulatory enforcement that could have a material adverse effect on our reputation, business, financial condition, results of operations and prospects. Further, the inclusion of warnings on our brands to comply with Proposition 65 could also reduce overall consumption of our brands or leave consumers with the perception (whether or not valid) that our brands do not meet their health and wellness needs, all of which could adversely affect our reputation, business, financial condition, results of operations and prospects.

Changes in existing marketing and advertising laws or regulations or related official guidance, or the adoption of new laws or regulations or guidance, may increase our costs and otherwise adversely affect our business, financial condition, results of operations and prospects.

The manufacture and marketing of Alcoholic Beverages is highly regulated. In connection with the marketing and advertisement of our brands, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

The advertising regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising to eliminate a safe harbor principle that permitted advertisers to publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product so long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Although we strive to adapt our marketing efforts to evolving regulatory requirements and related guidance, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in regulations and related official guidance could also introduce new restrictions that impair our ability to market our brands effectively and place us at a competitive disadvantage with competitors who depend less than we do on environmental marketing claims and social media influencer relationships.

Moreover, any change in marketing for our brands may lead to an increase in costs or interruptions in sales, either of which could adversely affect our business, financial condition, results of operations and prospects. New or revised governmental laws, regulations or guidelines could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Failure by our network of distributors, retailers, suppliers or manufacturers to comply with product safety, environmental or other laws and regulations, or with the specifications and requirements of our brands, may disrupt our supply of products and adversely affect our business.

If our network of distributors, retailers, suppliers or manufacturers fail to comply with environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our distributors, retailers, suppliers and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative distributors, retailers, suppliers or manufacturers and we may be subject to lawsuits or regulatory enforcement actions related to such non-compliance by the suppliers and manufacturers. As a result, our supply of and ability to distribute and sell Alcoholic Beverages could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations and prospects. The failure of any supplier or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations and prospects.

Class action litigation, other legal claims and regulatory enforcement actions and the lack of adequate or sufficient insurance coverage could subject us to liability for damages, civil and criminal penalties and other monetary and non-monetary liability and could otherwise adversely affect our reputation, business, financial condition, results of operations and prospects.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of consumer class action litigation, other legal claims, government investigations or other regulatory enforcement actions. The product marketing and labeling practices of companies operating in the Alcoholic Beverages industry receive close scrutiny from the private plaintiff’s class action bar and from public consumer protection agencies. Accordingly, there is risk that consumers will bring class action lawsuits and that the FTC or state attorneys general or other consumer protection law enforcement authorities will bring legal actions concerning the truth and accuracy of our product marketing and labeling claims. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, false advertising, unfair and deceptive practices, negligent misrepresentation and breach of state consumer protection statutes. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, consultants, independent contractors, suppliers, manufacturers or retailers will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties and liabilities that could adversely affect our brand sales, reputation, financial condition and results of operations. These liabilities could include obligations to reformulate brands or remove them from the marketplace, as well as obligations to disgorge revenue and to accept burdensome injunctions that limit our freedom to market our brands. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our reputation, business, brand image, financial condition, results of operations and prospects.

Furthermore, although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities, as a result of civil or criminal penalties or otherwise, or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such liabilities, including inventory and business interruption losses, may not be covered by our insurance policies. In addition, being a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance. Premiums for director and officer liability insurance can vary substantially from year to year, and we may be required in the future to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.

Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

We are subject to governmental laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, consumers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of the Winc digital platform by consumers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

Developments in labor and employment law and any unionizing efforts by employees could have an adverse effect on our business, financial condition, results of operations and prospects.

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees and other individuals providing valuable services to us, such as our social media influencers. For example, the previously proposed federal legislation referred to as the Employee Free Choice Act would have substantially liberalized the procedures for union organization. None of our employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we enter into a collective bargaining agreement with our employees, the terms could have an adverse effect on our costs, efficiency and ability to generate returns on the affected operations.

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which effective January 1, 2021 was $58,240 per year for executive, administrative and professional employees with employers that have 26 or more employees. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements could have an adverse effect on our business, financial condition, results of operations and prospects.

As a producer of Alcoholic Beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to extensive regulatory review, proceedings and audits in the United States pursuant to federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically Alcoholic Beverages, including by the TTB and the FDA. These and other regulatory agencies impose a number of product safety, labeling and other requirements on our operations and sales. In California, we are subject to alcohol-related licensing and regulations by many authorities, including the ABC, which investigates applications for licenses to sell Alcoholic Beverages, reports on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted. Any governmental litigation, fines or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could have a material adverse effect on our business, results of operations and financial results. Any government intervention challenging the production, marketing, promotion, distribution or sale of beverage alcohol or specific brands could affect our ability to sell our wines. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business, results of operations or financial results. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business. Furthermore, changes to the interpretation or approach to enforcement of regulations may require changes to our business practices or the business practices of our suppliers, wholesale distributors or consumers. The penalties associated with any violations or infractions may vary in severity and could result in a significant impediment to our business operations and could cause us to have to suspend sales of our wines in a jurisdiction for a period of time.

Changes in laws and government regulations to which we are currently subject, including changes to the method or approach of enforcement of these government rules and regulations, may increase our costs or limit our ability to sell our brands into certain markets, which could materially and adversely affect our business, results of operations and financial condition.

The Alcoholic Beverages industry is subject to extensive regulation by a number of foreign and domestic agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, land use, production methods, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising, sequestration of classes of wine and relations with wholesale distributors and retailers. Changes to existing laws and regulations may result in increased production and sales costs, including an increase on the applicable taxes in various state, federal and foreign jurisdictions in which we do business. The amount of wine that we can sell directly to consumers in certain jurisdictions is regulated, and in certain states we are not allowed to sell wines directly to consumers at all. Changes in these laws and regulations that tighten current rules could have an adverse impact on sales or increase costs to produce, market, package or sell wine. Changes in regulation that require significant additional source data for registration and sale, in the labeling or warning requirements, or limitations on the permissibility of any component, condition or ingredient, in the places in which our wines can be sold could inhibit sales of affected products in those markets. From time to time, states also consider proposals to increase state alcohol excise taxes, which could adversely affect our profit margins. In addition, any expansion of our existing facilities may be limited by present and future zoning ordinances, use permit terms, environmental restrictions and other legal requirements. New or updated regulations, requirements or licenses, particularly changes that impact our ability to sell DTC or to retail accounts or new or increased excise taxes, income taxes, property and sales taxes or international tariffs could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

Our quarterly results of operations may fluctuate, which could cause our stock price to decline.

Our quarterly results of operations may fluctuate for a variety of reasons, many of which are beyond our control, including:

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

Fluctuations in our quarterly results of operations and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic, consumer spending patterns and the impacts of the gradual reopening of the offline economy and lessening of restrictions on movement and travel as the COVID-19 pandemic abates. For example, inflation and supply chain factors, such as freight and labor, created pressure on margins during 2021. Fluctuations in our quarterly results of operations may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock, particularly post-pandemic. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

We believe that our quarterly results of operations may vary in the future and that period-to-period comparisons of our results of operations may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical results of operations. Any seasonal effects may change or become more pronounced over time, which could also cause our results of operations to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

Our stock price and the trading market for our stock may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures and the research and reports published by industry or financial analysts about us and our business. As a recently public company following the completion of our IPO in November 2021, we may be slow to attract research coverage, and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own. In addition, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our stock price and trading volume could decline.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. In connection with our adoption and implementation of the new lease accounting standard, ASU No. 2016-02, effective January 1, 2022, management made judgments and assumptions based on our interpretation of the new standard. The new lease standard is principles based, and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance involving estimates and assumptions may evolve or change over time. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Future sales and issuances of shares of our common stock, or the perception that such sales or issuances may occur, may result in dilution and cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock, and such sales could occur at any time.

The majority of our currently outstanding shares of common stock are restricted as a result of securities laws or 180-day lock-up agreements (which may be waived, with or without notice, by Spartan Capital Securities, LLC) but will be able to be sold beginning on May 9, 2022.

Moreover, holders of a substantial number of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered, and intend to register in the future, all shares of common stock that we may issue under our equity compensation plans. Once we register these shares or they otherwise cease to be restricted securities under applicable securities laws and are no longer subject to contractual lockup restrictions, they can be freely sold in the public market, subject to volume limitations applicable to affiliates and lock-up agreements.

We may also issue shares of our common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments, or otherwise. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock. We also expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors, officers and principal stockholders holding more than 5% of our common stock collectively control a substantial portion of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•
subject to the rights of any series of preferred stock, our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or by the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•
our board of directors is divided into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•
our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors or our chief executive officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
cumulative voting is prohibited in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
our board of directors may adopt, amend or repeal our amended and restated bylaws without obtaining stockholder approval;
•
the approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors is required to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or agent of ours to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware or (iv) any action asserting a claim against us governed by the internal affairs doctrine shall, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court dismisses any such action for lack of subject matter jurisdiction, another state or federal court sitting in the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any director, officer, employee or agent of ours under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents which may discourage such lawsuits against us and our directors, officers, employees or agents, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of the BoC Credit Agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

General Risk Factors

We will continue to incur significant additional costs as a result of being a public company, and our management will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We incur significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the NYSE American. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We expect such expenses will further increase after we cease to qualify as an emerging growth company and smaller reporting company. These rules and regulations also make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We are also subject to more stringent state law requirements as a public company, including requirements to have a minimum number of females or individuals from underrepresented populations on our board of directors. These requirements may place a strain on our systems and resources and have required us, and may in the future require us, to hire additional accounting, financial and legal resources with appropriate public company experience and technical accounting knowledge. These increased costs and future increases in costs may adversely affect our business, financial condition, results of operations and prospects.

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

As a public company, we are required to maintain effective internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report after the completion of our IPO, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

If we are unable to conclude that our internal control over financial reporting is effective, or, when we are no longer an emerging growth company or smaller reporting company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the market price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company: we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold non-binding advisory votes on executive compensation and frequency of votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, while we remain an emerging growth company, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period and, as a result, our results of operations and financial statements may not be comparable to the results of operations and financial statements of companies who have adopted the new or revised accounting standards.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Following the outbreak of COVID-19, we have implemented various social distancing measures, including implementing a virtual-first employment model in an effort to provide a safe work environment. We currently do not occupy and have two non-cancelable sublease agreements for our former corporate headquarters located at 5340 Alla Road, Suite 105, Los Angeles, California, consisting of approximately 18,920 square feet of office space, pursuant to sublease agreements that expire in 2023. This lease expires in 2023 and provides us with an option to extend it for five years. We entered a lease for additional office space located at 1751 Berkeley St., Studio 3, Santa Monica, CA 90404, consisting of approximately 3,822 rentable square feet, on September 21, 2021. The lease expires in 2024. As of December 31, 2021, we also had two non-cancelable operating leases for warehouse facilities located in Santa Maria, California and Garnet Valley, Pennsylvania where we occupy approximately 60,548 and 72,244 square feet, respectively. The Santa Maria warehouse lease expires in 2023, with an option to extend the lease for one year, while the Garnet Valley warehouse lease expires in 2023, with two options to extend the lease for five years. In total, we have over approximately 132,792 square feet of facility space that can be leveraged to fulfill DTC and wholesale orders. We believe that our current facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part I, Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE American under the symbol “WBEV” on November 11, 2021. Prior to that date, there was no public trading market for our common stock.

Holders

As of March 28, 2022, there were approximately 5,345 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees on behalf of such stockholders.

Dividend Policy

We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments and the terms of any preferred securities we may issue. In addition, our ability to pay cash dividends is currently restricted by the terms of the BoC Credit Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold since December 31, 2020 (with share and per share information retroactively adjusted to reflect an 8-to-1 reverse split of our common stock and redeemable convertible preferred stock in October 2021):

•
In November 2021, we issued 50,000 shares of our common stock to an advisor as partial consideration for advisory services rendered in connection with investor relations and related matters.
•
In April 2021, we issued 714,272 shares of our Series F redeemable convertible preferred stock and 285,704 Series F warrants to various investors at a price of $14.00 per share pursuant to the Series F redeemable convertible preferred stock and warrant purchase agreement, and received aggregate gross proceeds of $10.0 million. In May 2021, we issued 71,428 shares of our Series F redeemable convertible preferred stock as consideration for the purchase of certain assets of Natural Merchants, Inc. We paid $0.8 million in fees to a placement agent in connection with the Series F issuances.
•
From November 2020 through February 2021, we issued 532,331 shares of our Series E redeemable convertible preferred stock to various investors at a price of $14.00 per share pursuant to the Series E redeemable convertible preferred stock purchase agreement, and received aggregate gross proceeds of $7.5 million in an offering made pursuant to Regulation A.
•
We granted stock options under the 2013 Plan to purchase an aggregate of 436,173 shares of our common stock at a weighted average exercise price of $5.28 per share. Options to purchase an aggregate of 2,124,171 shares of our common stock were exercised at a weighted average exercise price of $1.66 per share.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

Unless otherwise stated, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

On November 15, 2021, we closed our IPO of our common stock in which we issued and sold 1,692,308 shares of our common stock at a price to the public of $13.00 per share. The shares were offered pursuant to registration statements on Form S-1 (File Nos. 333-259828 and 333-260989), which became effective on November 10, 2021.

We raised approximately $17.7 million in proceeds, net of underwriting discounts and commissions of approximately $1.5 million and offering costs of approximately $2.6 million. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus dated November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2021.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained elsewhere in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “Winc” or the “Company” refer to Winc, Inc. and its consolidated subsidiaries.

Overview

We are a differentiated platform for growing Alcoholic Beverages brands, fueled by the joint capabilities of our data-driven brand development strategy paired with a true omni-channel distribution network. We believe our balanced platform is well-suited to gain market share and drive meaningful long-term growth in the Alcoholic Beverages market. Winc’s mission is to become the leading brand builder within the Alcoholic Beverages industry through an omni-channel growth platform.

As product innovators focused on building durable brands that consumers love, we have developed a proprietary process, called Ideate, Launch and Amplify, that has allowed us to consistently produce quality wine brands in a capital-efficient fashion. We believe this process is unique within the Alcoholic Beverages industry, incorporating the “Best of the New” and “Best of the Old” aspects of Alcoholic Beverages brand creation in a truly omni-channel fashion. The “Best of the New” is highlighted by our data-rich DTC relationships via the Winc digital platform. This data is a critical competitive advantage that we use to help shape the ideation and development of our brands. Our digitally native roots also provide us with a strong core competency in digital marketing and data analytics that allows us to interact in a more targeted and direct fashion with end-consumers and Amplify brands in ways the legacy Alcoholic Beverages companies have yet to consistently utilize. Our “Best of the Old” strategy is encompassed by our appreciation of the value creation potential and durable power of proprietary brand development, as well as the scale benefits that can be achieved by leveraging the legacy wholesale distribution channel, through which the vast majority of wine is still purchased. We view our omni-channel platform as highly complementary because it creates a positive feedback loop where incremental scale on either side of our platform begets scale and success on the other.

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

As we continue to execute on our omni-channel strategy, we have demonstrated success by significantly growing net revenues, continuing to improve our online operational metrics, expanding our wholesale distribution, and increasing the efficiency of our brand development process. The following financial and operational results were achieved during the years ended December 31, 2021 and 2020:

• we grew net revenues by 11.4% to $72.1 million from $64.7 million for the years ended December 31, 2021 and 2020, respectively;

• we expanded our retail accounts by 114.8% to 16,905 from 7,869 for the years ended December 31, 2021 and 2020, respectively;

• our net loss increased to $14.6 million for the year ended December 31, 2021 from $7.0 million for the year ended December 31, 2020; and

• our Adjusted EBITDA loss increased to $10.2 million for the year ended December 31, 2021 from $5.1 million for the year ended December 31, 2020.

See the section titled "Non-GAAP Financial Measures" for information regarding Adjusted EBITDA, including a reconciliation to the most directly comparable financial measure prepared in accordance with GAAP.

Impact of COVID-19

In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. Shortly thereafter, we closed our headquarters, supported our employees and contractors to work remotely, and implemented travel restrictions. In addition, we were required to operate our fulfillment centers with reduced occupancy to maintain social distancing requirements, which together with increased DTC orders, led to minor delivery delays in some instances. We have returned to full capacity in our fulfillment centers.

The COVID-19 pandemic also significantly accelerated consumer adoption of a wide variety of at-home delivery services, including in the Alcoholic Beverages sector. Beginning in March 2020, we experienced a significant increase in DTC demand due to changes to consumer behaviors resulting from the various stay-at-home and restaurant restriction orders and other restrictions placed on consumers throughout much of the United States in response to the COVID-19 pandemic. The growth in new consumer acquisition has resulted in corresponding increases in “new consumer discount,” resulting in lower DTC gross margins. While we believe this represents a permanent shift in consumer behavior, future DTC demand remains uncertain and difficult to predict.

Our wholesale net revenues declined in April and May of 2020 as a result of the pandemic and government measures to slow the spread of the COVID-19 pandemic. These restrictions included limited operating hours, reduced capacity at dining and other venues and decreased consumer interest in frequenting public gathering spaces. While it is difficult to quantify the full impact the COVID-19 pandemic had on the wholesale channel as a whole, we believe the rate of growth for our wholesale net revenues from 2020 to 2021 was slightly impaired due to the restrictions noted above, specifically with respect to on-premise sales at venues like restaurants and bars. We do not believe that the COVID-19 pandemic materially impacted our growth in wholesale net revenues for the year ended December 31, 2021 as compared to December 31, 2020.

Although the global economy has begun to recover and the widespread availability of vaccines has encouraged greater economic activity, we are continuing to monitor the situation and we cannot predict for how long, or the ultimate extent to which, the pandemic may impact our operations, the markets in which we operate and consumer behavior.

Key Factors Affecting Our Performance and Growth

The Alcoholic Beverages market represents one of the largest total addressable market opportunities in the CPG landscape, and, within the Alcoholic Beverages market, the wine industry is a sizable market. We believe we are one of the few wine companies that is connecting with the next generation of consumers who prefer to shop online, and we expect that connection will lead to a significant and expanding market opportunity. With a strong portfolio of brands and driven sales and performance marketing teams, we believe we have the potential to seize a larger portion of the U.S. Alcoholic Beverages market.

Our primary goal is to grow by building a portfolio of durable brands that consumers love. As we strengthen our portfolio of brands and increase our brand awareness, we believe that it will become easier to acquire DTC consumers and grow our wholesale business. Our DTC channel net revenues decreased by 1.7% for the year ended December 31, 2021 compared to the year ended December 31, 2020. DTC represented 74.8% of our total net revenues for the year ended December 31, 2021. Our Wholesale channel net revenues grew by 106.9% for the year ended December 31, 2021 compared to December 31, 2020. Wholesale represented 23.6% of our total net revenues for the year ended December 31, 2021.

Our DTC channel growth slowed in 2021 as COVID-19 restrictions were eased or lifted, though we believe the overall growth of our DTC channel will continue beyond the pandemic. Additionally, the significant growth within the Wholesale channel was fueled primarily by an increase in retail accounts, more of the Company's products being sold at each retailer and an acceleration in the rate at which products sell at retail accounts. These factors were further amplified by the Company's May 2021 purchase of certain assets of Natural Merchants, Inc. We believe wholesale net revenues will continue to grow but not at levels consistent with the growth for the year ended December 31, 2021.

We believe the following factors and trends in our business have driven our recent growth and are expected to remain key drivers of our growth for the foreseeable future:

Brand Awareness and Loyalty

Our ability to promote and maintain brand awareness and loyalty is critical to our success. Consumer appreciation of our brands is reflected in the increase of online consumers in our DTC channel and the additional retail accounts in our wholesale channel. We believe we have a significant opportunity to continue to grow our brand awareness and loyalty through word of mouth, brand marketing and performance marketing. We have made significant investments to strengthen our brand and generate awareness of our products through our marketing strategy, which includes brand marketing campaigns across various platforms, including email, digital, display, site, direct-mail, commercials, and social media, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our mobile application. We plan to continue to invest in our brand and performance marketing to help drive our future growth.

Innovation

Ideation, development and innovation are core elements underpinning our growth strategy. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. While we launched an aggregate of 7 innovation brands in the last two years, we have made significant investments in our product development capabilities, which should allow us to iterate faster and more efficiently in the future. Our continued focus on brand innovation will be central to attracting and retaining consumers in the future. Our ability to successfully Ideate, Launch and Amplify new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

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

Key Financial and Operating Metrics

In addition to the measures presented in our financial statements, we use the following key financial and operational metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:

	Years Ended December 31,
	2021	2020

DTC
DTC net revenues	$53,931	$54,854
DTC gross profit	23,045	23,055
Average order value	$71.91	$63.04
Wholesale
Wholesale net revenues	$17,042	$8,237
Wholesale gross profit	6,473	2,393
Retail accounts	16,905	7,869
Consolidated
Net loss margin	-20.3%	-10.8%
Adjusted EBITDA¹	$(10,199)	$(5,104)
Adjusted EBITDA margin¹	-14.2%	-7.9%

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

We increased AOV by 14.1%, to $71.91 from $63.04 for the years ended December 31, 2021 and 2020, respectively.

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

Net Revenues

We generate net revenues from the following revenue streams:

DTC — We define DTC net revenues as net revenues generated from consumers through our monthly membership or individual orders on our digital platform. Members are charged a monthly membership and are awarded credits in the same monetary value. Members can then utilize their credits to purchase our brand wines at their discretion. Members have the option to skip monthly charges, accumulate credits or use credits when purchased so that the membership is tailored to everyone’s preference and lifestyle. Additionally, we have dedicated brand websites that generate orders and net revenues for our core brands. Breakage revenue related to prepaid credits and gift cards is reported in DTC net revenues.

Breakage revenue is recognized based on historical redemption rates of payments received in advance of performance. We determined that a percentage of prepaid credits goes unredeemed. We recognize breakage proportionally with credit redemptions in net revenues, or when redemption is remote.

Wholesale — We define wholesale net revenues as net revenues generated from wholesale distributors, state-operated licensees and directly to retail accounts. Our wholesale channel success is based on long-standing relationships with a highly developed network of distributors in all U.S. states. We work closely with wholesale distributors to increase the volume of our wines and number of products that are sold by the retail accounts in their respective territories. During the year ended December 31, 2021, one wholesale distributor accounted for approximately 12% of wholesale net revenues. During the year ended December 31, 2020, another wholesale distributor accounted for approximately 14% of wholesale net revenues.

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
•
inbound and outbound freight;
•
storage; and
•
barrel depreciation.

Gross Profit and Gross Margin

We define gross profit as net revenues less cost of revenues as discussed above. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, the timing and mix of sales through our DTC and wholesale channels, and our ability to reduce costs, including with respect to inflation and supply chain factors, in any given period. Additionally, as our portfolio includes more subscale, high-growth brands, gross margin may be negatively impacted until economies of scale can be achieved.

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

We expect our operating expenses to increase substantially for the foreseeable future as we continue to increase our headcount to support our existing business, increase our online consumer base, and grow our business. We will also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

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

Other Income and Expense

Other income and expense consist primarily of income from a forgiven Paycheck Protection Program loan, interest expense associated with our credit facilities, rental income from sublease agreements, and changes in fair value of warrants that were issued in connection with past financing transactions. See “Liquidity and Capital Resources — Credit Facilities.”

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarize the results of operations for our DTC reportable segment for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change $	Change %
DTC Net revenues	$53,931	$54,854	$(923)	-1.7%
DTC Cost of revenues	30,886	31,799	(913)	-2.9%
DTC Gross profit	$23,045	$23,055	$(10)	0.0%

DTC Net Revenues

DTC net revenues for the year ended December 31, 2021 was $53.9 million, compared to $54.9 million for the year ended December 31, 2020, a decrease of $0.9 million. This decrease was primarily driven by a 18.2% decrease in order volume year over year, partially offset by a 14.1% increase in AOV. During the years ended December 31, 2021, we had a 43.2% decrease in first time orders, which contributed to the increased AOV because first orders offer significant discounts.

DTC Cost of Revenues

DTC cost of revenues for the year ended December 31, 2021 was $30.9 million, compared to $31.8 million for the year ended December 31, 2020, a decrease of $0.9 million or 2.9%. The decrease in DTC cost of revenues is primarily due to a $0.8 million decrease in product costs due to strategic sourcing. DTC cost of revenues as a percentage of DTC net revenues decreased approximately 0.7%, resulting in increased margin. This change is primarily related to a $3.8 million decrease period over period in discounts related to first orders.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit remained consistent for the years ended December 31, 2021 and 2020.

The following table summarize the results of operations for our wholesale reportable segment for the year ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change $	Change %
Wholesale Net revenues	$17,042	$8,237	$8,805	106.9%
Wholesale Cost of revenues	10,569	5,844	4,725	80.9%
Wholesale Gross profit	$6,473	$2,393	$4,080	170.5%

Wholesale Net Revenues

Wholesale net revenues for the year ended December 31, 2021 was $17.0 million, compared to $8.2 million for the year ended December 31, 2020, an increase of $8.8 million or 106.9%. Growth in wholesale net revenues was primarily attributable to an increase in the number of retail accounts through wholesale distribution as a result of organic growth of our brands, as well as the purchase of certain assets from Natural Merchants, Inc., which combined resulted in a $8.3 million increase.

Wholesale Cost of Revenues

Wholesale cost of revenues for the ended December 31, 2021 was $10.6 million, compared to $5.8 million for the year ended December 31, 2020, an increase of $4.7 million or 80.9%. The increase in wholesale cost of revenues was primarily attributable to the increase in wholesale net revenues for the year. This increase was partially offset by approximately $0.9 million in lower product costs due to strategic sourcing.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit for the year ended December 31, 2021 was $6.5 million compared to $2.4 million for the year ended December 31, 2020, an increase of $4.1 million or 170.5%.

The following table summarize the results of operations for our other non-reportable segments for the year ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change $	Change %
Other Net revenues	$1,096	$1,616	$(520)	-32.2%
Other Cost of revenues	489	709	(220)	-31.0%
Other Gross profit	$607	$907	$(300)	-33.1%

Other Net Revenues

Other non-reportable net revenues for the year ended December 31, 2021 was $1.1 million, compared to $1.6 million for the year ended December 31, 2020, a decrease of $0.5 million or 32.2%. The decrease in other net revenues was primarily attributable to $0.3 million lower new revenues of Wonderful Wine, Co. due to decreased marketing spend as advertising priorities shifted during the period and $0.2 million lower net revenues generated from the Summer Water Société program due to limited volume sold to satisfy demand in wholesale.

Other Cost of Revenues

Other non-reportable cost of revenues for the year ended December 31, 2021 was $0.5 million, compared to $0.7 million for the year ended December 31, 2020, a decrease of $0.2 million or 31.0%. Decline in other non-reportable cost of revenues was entirely driven by the decrease in other non-reportable net revenues discussed above.

Other Gross Profit

Changes in other non-reportable gross profit are a function of the changes in other non-reportable net revenues and other non-reportable cost of revenues discussed above. Other non-reportable gross profit for the year ended December 31, 2021 was $0.6 million compared to $0.9 million for the year ended December 31, 2020, a decrease of 33.1%.

Operating Expenses

Comparison of the Years Ended December 31, 2021 and 2020

The following table identifies our operating expenses and other income and expense items for the years ended December 31, 2021 and 2020 (in thousands).

	Years Ended December 31,
	2021	2020	Change $	Change %
Marketing	$17,516	$17,388	$128	0.7%
Personnel	15,500	7,582	7,918	104.4%
General and administrative	13,214	7,545	5,669	75.1%
Production and operation	318	169	149	88.2%
Creative development	374	83	291	350.6%
Total operating expenses	$46,922	$32,767
Interest expense	(654)	(834)	180	-21.6%
Income (expense) from change in fair value of warrant liabilities	388	(208)	596	-286.5%
Other income, net	1,101	523	578	-110.5%
Gain on debt forgiveness from Paycheck Protection Program note payable	1,364	—	1,364	100.0%
Total other income (expense), net	$2,199	$(519)
Income tax expense	50	27	23	85.2%

Personnel Expenses

Personnel expenses increased $7.9 million or 104.4%, to $15.5 million in during the year ended December 31, 2021, from $7.6 million during the year ended December 31, 2020. This increase was primarily attributable to a $1.1 million increase in stock-based compensation expense as a result of grants made to new employees hired in anticipation of being a public company and $3.5 million of additional compensation expense related to the forgiveness of promissory notes originally issued to executives in connection with the exercise of stock options. Additionally, $2.4 million of the increase was due to increased headcount to support functions as we grow our business and develop public company processes.

General and Administrative Expenses

General and administrative expenses increased $5.6 million or 75.1%, to $13.2 million during the year ended December 31, 2021, from $7.5 million during the year ended December 31, 2020. This increase was primarily attributable to $2.5 million of increased professional services fees, specifically accounting, legal, investor relations, recruiting and consulting, as well as $0.6 million related to increased rental expense and $1.9 million related to other various internal expenses, specifically software and licenses and travel-related expenses.

Change in Fair Value of Warrant Liabilities

The decrease in the loss from the change in fair value of warrants is primarily due to changes in the underlying assumptions to the fair value calculations. Refer to Note 11 in our consolidated financial statements as of and for the year ended December 31, 2021 included elsewhere in this annual report for further information.

Other income, net

The increase in other income, net is primarily due to an increase in rental income from sublessees as we began subleasing our previous primarily office space during the year ended December 31, 2020. We recognized a full year of rental income for the year ended December 31, 2021 as compared to only a partial year for the year ended December 31, 2020.

Gain on debt forgiveness from Paycheck Protection Program note payable

The increase in gain on debt forgiveness from Paycheck Protection Program note payable is due to the forgiveness of the Paycheck Protection Program Loan. Refer to Note 9 in our consolidated financial statements as of and for the year ended December 31, 2021 included elsewhere in this annual report for further information.

Liquidity and Capital Resources

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been to fund working capital requirements, debt service payments, and operating expenses (primarily marketing to increase growth and inventory to support that growth). As of December 31, 2021, we had cash on hand of $4.9 million, inventory of $23.9 million, total current assets of $38.2 million, and total current liabilities of $23.9 million. As of December 31, 2021, all of our $7.0 million line of credit also remains undrawn and we have no outstanding debt. Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, debt service, acquisitions and other transactions as opportunities present themselves. Based on our current level of operations, we expect that our liquidity needs for the next twelve months will be met by our cash on hand, cash flow from operations and working capital items, and future debt or equity raises, as necessary. However, our ability to fund future operating expenses, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial and other factors beyond our control.

Issuances of Stock

During the year ended December 31, 2021, we raised total net proceeds of $13.3 million from the issuance of Series E and Series F redeemable convertible preferred stock private placements. In May 2021, the proceeds, along with additional consideration in the form of Series F redeemable convertible preferred stock, were used to finance the purchase of certain assets from Natural Wine Merchants, Inc. During the year ended December 31, 2020, we raised total net proceeds of $6.8 million from the issuance of Series D and Series E redeemable convertible preferred stock.

On November 11, 2021, we completed our IPO through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million.

Concurrent with the IPO, all then-outstanding shares of our redeemable convertible preferred stock outstanding were automatically converted into an aggregate of 8,395,808 shares of common stock and were reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

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

Pacific Mercantile Bank

In December 2020, we entered into a credit agreement, or the BoC Credit Agreement, with Pacific Mercantile Bank (subsequently acquired by Banc of California in October 2021) for a new $7.0 million line of credit, or the BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate. We had an outstanding balance of zero under the BoC Line of Credit as of both December 31, 2021 and December 31, 2020. The BoC Line of Credit matures on June 30, 2022.

Multiplier Capital

In December 2017, we entered into a loan and security agreement, or the Multiplier LSA, with Multiplier Capital II, LP, or Multiplier, for a term loan of $5.0 million, all of which was disbursed to us at the time of execution. While outstanding, the loan bore interest at a variable annual rate equal to the greater of 6.25% above the Prime Rate (as defined in the loan and security agreement), with a minimum interest rate of 11.5% per annum and a maximum interest rate of 14.0% per annum. The loan was secured by all of our assets. In November 2021, we repaid the remaining outstanding principal and interest of $1.2 million, and the Multiplier LSA was terminated. In connection with this transaction, we recognized a loss on early extinguishment of debt of $0.1 million.

Paycheck Protection Program Loan

We applied for a loan being administered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Recovery Act of 2020, or the CARES Act, to assist in maintaining payroll and operations through the period impacted by the COVID-19 pandemic. On April 20, 2020, we received a $1.4 million loan from Western Alliance Bank under the Paycheck Protection Program, or PPP. We applied for and were granted loan forgiveness in March 2021 by utilizing the funds in accordance with defined loan forgiveness guidance issued by the government.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(21,211)	$419
Net cash used in investing activities	(9,479)	(375)
Net cash provided by financing activities	28,565	546
Net (decrease) increase in cash	$(2,125)	$590

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

Cash flows (used in) provided by operating activities resulted in net outflows of $21.2 million and net inflows of $0.4 million for the year ended December 31, 2021 and 2020, respectively. Changes in operating assets and liabilities resulted in outflows of $11.0 million for the year ended December 31, 2021 compared to inflows of $6.1 million for the year ended December 31, 2020. This decrease was primarily driven by an increase in cash spent on inventory to meet demand, partially offset by timing of settling accounts payable, accrued liabilities, and contract liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $9.5 million and $0.4 million for the year ended December 31, 2021 and 2020, respectively.

Investing cash flows for the year ended December 31, 2021 included $8.8 million for cash paid for an asset acquisition and $0.7 million for purchases of property and equipment.

Investing cash flows for the year ended December 31, 2020 included $0.4 million for purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities resulted in net inflows of $28.6 million for the year ended December 31, 2021 and net inflows of $0.5 million for the year ended December 31, 2020.

Financing cash flows for the year ended December 31, 2021 included $17.7 million of proceeds from the issuance of common stock through our IPO, $2.5 million for repayments of long-term debt, $13.3 million of proceeds from the issuance of redeemable convertible preferred stock and warrants, and $0.1 million in proceeds from employee stock option exercises.

Financing cash flows for the year ended December 31, 2020 included $1.4 million in proceeds from the Paycheck Protection Program note payable, $6.0 million in payments on the previously outstanding line of credit, $1.7 million for repayments of long-term debt, and $6.8 million for proceeds from issuance of redeemable convertible preferred stock and warrants.

Non-GAAP Financial Measures

Our management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts and other interested parties because these measures can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, stock based compensation expense and other items we believe are not indicative of our operating performances, such as gain or loss attributable to the change in fair value of warrants. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net revenues. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Some of these limitations include:

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
•
and Adjusted EBITDA and Adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures.

Other companies, including other companies in our industry, may not use such measures or may calculate the measures differently than as presented in this Annual Report, limiting their usefulness as comparative measures.

A reconciliation of net loss to Adjusted EBITDA and net loss margin to Adjusted EBITDA margin is set forth below (dollars in thousands). Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.

	Years Ended December 31,
	2021	2020
Net loss	$(14,648)	$(6,958)
Interest expense	654	834
Income tax expense	50	27
Depreciation and amortization expense	714	510
EBITDA	$(13,230)	$(5,587)
Stock-based compensation	1,330	275
Gain on debt forgiveness from Paycheck Protection Program note payable	(1,364)	—
Forgiveness of employee promissory notes issued for stock option exercises	3,453	—
Change in fair value of warrant liabilities	(388)	208
Adjusted EBITDA	$(10,199)	$(5,104)
Net loss margin	-20.3%	-10.8%
Adjusted EBITDA margin	-14.2%	-7.9%

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Critical Accounting Policies and Significant Judgements and Estimates

Our consolidated financial statements are prepared in accordance with U.S GAAP, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 2 of our consolidated financial statements. The following section is a summary of certain aspects of those accounting policies involving estimates or assumptions that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. These estimates and judgments could materially impact the consolidated financial statements and disclosures based on varying assumptions.

Fair value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, employee advances, accounts payable, accrued liabilities, line of credit, and notes payable. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates and the short-term maturities of certain financial instruments.

Prior to the completion of the IPO, we utilized Level 3 inputs to derive the estimated fair value of warrant liabilities, which were measured on a recurring basis prior to being classified into equity in conjunction with the IPO. The valuation of the Company’s warrants contained unobservable inputs that reflected the Company’s own assumptions for which there was little market data. These assumptions included expected term, volatility, risk-free rates, dividends, and the fair value of our common stock prior to our IPO. We determined these assumptions utilizing expected hold periods based on issuance and expiration dates, volatility and fair value determined through an independent appraisal of fair market value prior to our IPO, and available comparable market data for interest rates and expected dividend payout. Subsequent to the IPO on November 11, 2021, we did not have any assets or liabilities that were measured using Level 3 inputs on a recurring basis or nonrecurring basis.

Fair value of Acquired Assets

We recognize goodwill in accounting for business combinations based on the amount by which the total consideration transferred, plus the fair value of any non-controlling interest, exceeds the fair value of the identifiable assets acquired and liabilities assumed. In an asset acquisition, any excess consideration over the fair value of assets acquired and liabilities assumed is allocated to the assets acquired and liabilities assumed on a relative fair value basis.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, discount rates, and selection of comparable companies. We engage a third party firm to assist in the calculation of fair value of assets acquired and liabilities assumed. During the measurement period of a business combination, new information obtained about facts and circumstances that existed as of the acquisition date could materially impact the net assets recorded and may change the amount of the purchase price allocable to the excess over the fair value of assets acquired.

Revenue Recognition

We recognize revenue from the sale of wine to customers when the performance obligation is fulfilled and control transfers to the customer. Principal terms of DTC sales are FOB destination and we record revenue for online wine sales upon receipt of the wine by the customer. Wholesale revenue is recognized when the wholesale customer picks up the wine from one of our distribution points. Shipping and handling fees charged to customers are reported within revenue and the Company elected to exclude sales tax assessed by a government authority from the transaction price. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

We estimate sales allowances based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current period sales activity. This includes a historical analysis of refunds as a percentage of gross sales in order to estimate a reasonable sales allowance. A hypothetical one percentage point change in the sales return percentage estimate would results in less than a $0.1 million impact to the allowance as of December 31, 2021.

Gift cards and prepaid credits are recorded as a contract liability when sold and recorded as revenue when the customer redeems the gift card or prepaid credit. Based on historical redemption rates, a percentage of gift cards and prepaid credits will not be redeemed, which is referred to as “breakage.” Breakage revenue requires us to estimate the redemption patterns of customer based on historical redemption rates and is recognized in proportion to the pattern of redemption by the customer. A hypothetical one percentage point increase in redemption rate estimates would result in an increase of breakage revenue of approximately $0.4 million for the year ended December 31, 2021. A hypothetical one percentage point decrease in redemption rate estimates would result in a decrease of breakage revenue of approximately $0.4 million for the year ended December 31, 2021.

Stock-Based Compensation

Certain employees and non-employees have received grants of equity awards. In accordance with U.S. GAAP, we account for all stock-based awards granted to employees and non-employees as stock-based compensation expense based on the grant date fair value. We record stock-based compensation expense for our stock options on a straight-line basis over the requisite service period, net of actual forfeitures.

We use the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The inputs to the option pricing model include expected term, volatility, risk-free rates, dividends, and the fair value of our common stock. These inputs are highly subjective and require inputs based on the following assumptions:

Expected Term: The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and end of the contractual term).

Volatility: The volatility is estimated based on average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.

Risk-free Rate: The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividends: We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Fair value of common stock: Prior to our initial public offering, there had been no public market for our common stock, and as a result, the fair value of shares of common stock underlying our stock-based awards was estimated on each grant date by our Board of Directors. Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. To determine the fair value of our common stock underlying option grants, our Board of Directors within put from management, considered, among other things, valuations of our common stock, which were prepared by an independent third-party valuation firm in accordance with the guidance provided by American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. We have not granted any stock options subsequent to our IPO.

Changes in these inputs and assumptions may materially affect the estimated fair value of our stock-based compensation. See Note 13 of the notes to our consolidated financial statements for further information.

Recent Accounting Pronouncements

See “New Accounting Pronouncements” in Note 2 of the notes to our consolidated financial statements for recent accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation, on the frequency of the advisory vote on executive compensation, and on any golden parachute payments not previously approved.

In addition, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to utilize this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we have early adopted accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer”, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflation.

Interest Rate Risk

The BoC Line of Credit bears, and the Multiplier Term Loan bore, interest at variable rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.

We monitor our cost of borrowing under our long-term debt, taking into account our funding requirements and our expectations for short-term rates in the future. We had a balance of zero on our BoC Line of Credit as of both December 31, 2021 and 2020. We had a principal balance of zero and $2.5 million on the Multiplier Term Loan as of December 31, 2021 and 2020, respectively. A hypothetical

10% change in the interest rates on the BoC Line of Credit and Multiplier Term Loan would not have a material impact on our consolidated financial statements for any of the periods presented herein.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

The report of independent registered public accounting firm and the audited consolidated financial statements set forth on the index on page F-1 of this Annual Report on Form 10-K are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures and our internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management's Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Executive Officers
Geoffrey McFarlane	38	Chief Executive Officer, Founder and Director
Brian Smith	48	President, Founder and Chairperson of the Board of Directors
Matthew Thelen	36	General Counsel, Chief Strategy Officer and Secretary
Carol Brault	57	Chief Financial Officer
Erin Green	38	Chief Operating Officer
Non-Employee Directors
Patrick DeLong(1)	57	Director
Laura Joukovski(2)(3)	48	Director
Alesia Pinney(1)(2)	58	Director
Mary Pat Thompson(1)(2)(3)	59	Director
Xiangwei Weng(3)	53	Director

__________

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the sustainability, nominating and corporate governance committee.

Executive Officers

Geoffrey McFarlane has served as our Chief Executive Officer since May 2018 and as a director since August 2011. As a serial entrepreneur, Mr. McFarlane has a versatile background as a founder, executive and advisor for a wide variety of companies. In 2011, Mr. McFarlane co-founded Winc and served as our Chief Operating Officer from August 2011 to January 2018 before becoming our Chief Executive Officer. Prior to Winc, he was founder and Chief Executive Officer of a restaurant and hotel group, Pizza Republica and the Jet Hotel, with seven locations and over 200 employees, from May 2004 until April 2012. Mr. McFarlane also serves as a director of several private companies, including Amass Brands Inc., a botanical beverage and personal care product company, Voyage SMS Inc., an ecommerce mobile messaging platform, and Westbound and Down Inc., a Colorado brewpub. In 2013, Mr. McFarlane filed a voluntary petition for personal bankruptcy under Chapter 7 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Colorado. The resulting case was closed in 2016.

Brian Smith has served as our President since May 2018 and as Chairperson of our board of directors since June 2020. Mr. Smith also served as our Chief Operating Officer until April 2021. Mr. Smith has years of experience as a sommelier, winemaker, brand builder and entrepreneur. Prior to Winc, Mr. Smith founded Jolie Folle, a millennial-focused wine brand, which he sold in 2017. Before that, he served as Wine Director of Clo Wine Bar. Mr. Smith began his career in finance at Man Group PLC and founded his first company, Meritage Group, a Virgin Islands-based commodities brokerage that catered to hedge funds and commodity traders, in 2004. Mr. Smith received a B.A. in Cultural Anthropology from the University of Vermont.

Matthew Thelen has served as our General Counsel since October 2014 and Chief Strategy Officer since April 2021. He leads the Company’s corporate strategy and financing initiatives and any special projects that fall outside the typical business remit. As General Counsel, he oversees all Winc legal matters, including alcoholic beverage regulatory compliance, corporate, commercial transactional, intellectual property, consumer protection, employment, litigation and privacy practice areas. Previously, Mr. Thelen was an intellectual property strategy and valuation professional for Ocean Tomo, a San Francisco-based merchant bank, and an attorney at Collins, Collins, Muir & Stewart. He received a B.A. in Economics from the University of San Diego and a J.D. and M.B.A. from the University of Notre Dame.

Carol Brault has served as our Chief Financial Officer since April 2021. Previously, Ms. Brault served as our Vice President of Finance from February 2018 to April 2021. Before joining Winc, Ms. Brault was Accounting Director at The Honest Company, a consumer products company that supplies baby, personal, beauty and home products for ethical consumerism, from May 2016 to February 2018. Prior to that, she served as Controller for Bare Escentuals from 2013 until 2016 and held leadership roles in several prominent multi-national companies, including Bath & Body Works, LBrands, The Longaberger Company and Honda of America Manufacturing, Inc. Additionally, her extensive career includes consulting on financial and organization guidance for various companies ranging from start-up and mid-size businesses to multimillion-dollar organizations. Ms. Brault received a B.S. in Business Administration/Accounting from The Ohio State University Fisher College of Business.

Erin Green has served as our Chief Operating Officer since April 2021 and is responsible for all operational functions of the business and the strategic vision of Winc’s national wholesale team. Ms. Green previously served as our Vice President of Operations from December 2018 until April 2021, during which time she built our wholesale distribution channel and scaled our sales team in addition to overseeing all day-to-day operations and the winemaking team. Prior to that, she held the Director of Operations role from January 2015 until November 2017 and focused primarily on optimization of our warehousing, logistics, shipping and packaging. Previous to Winc, Erin worked at LivingSocial overseeing all deal operations and ran point on the Amazon partnership. Ms. Green received a B.A. in Fine Arts from Indiana University.

Non-Employee Directors

Patrick DeLong has served on our board of directors since December 2019. Mr. DeLong is the Founder and Principal of Azur Associates, a leading fine beverage consultancy founded in October 2019. Mr. DeLong has over 30 years of experience working with leading consumer brands across private and public companies. Prior to founding Azur Associates, Mr. DeLong was an executive for 12 years at Crimson Wine Group, where he served as President and Chief Executive Officer from 2014 to June 2019 and as Chief Operating Officer and Chief Financial Officer from 2007 to 2014. Before that, Mr. DeLong served as consulting Chief Operating Officer for the Francis Ford Coppola Companies from 2006 to 2007 and as Senior Vice President & Chief Financial Officer of Icon Estates, a fine wine division of Constellation Brands, Inc., from 2004 to 2006. From 1998 to 2004, Mr. DeLong served in a variety of executive leadership roles at the Robert Mondavi Corporation, including Senior Vice President of Finance & Planning. Earlier in his career, Mr. DeLong worked in operating management with Carnival Corporation, and he began his career with Deloitte working in both audit and consulting and was a certified public accountant. Mr. DeLong received a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo and conducted post-graduate master’s studies in Applied Economics at Seattle University.

Laura Joukovski has served on our board of directors since July 2019. Ms. Joukovski has served as Chief Executive Officer of Global Fashion Brands with the TechStyle Fashion Group since December 2020. TechStyle is a portfolio of digital fashion brands in Los Angeles, California. Ms. Joukovski leads Global Fashion Brands, including JustFab, ShoeDazzle and FabKids. She was a founding team member of FabKids in November 2011 and has built out the eco-system of TechStyle businesses across a variety of executive roles since FabKids was acquired by TechStyle in 2013. Ms. Joukovski received a B.A. in Economics from Davidson College and an M.B.A. from the Yale School of Management.

Alesia Pinney has served on our board of directors since April 2021. Ms. Pinney has served as Executive Vice President and Chief Legal Officer at Avalara, Inc. (NYSE: AVLR), a publicly traded company that provides cloud-based compliance solutions for transaction taxes, since April 2013 and has almost 30 years of experience in legal, advisory and operational leadership roles. Ms. Pinney has served as a member of the board of directors for various entities, including the Washington State Trust for Public Land, and is a director at Sharkbite Games, Inc. Ms. Pinney received a B.A. in Accounting from Seattle University, a Master of Taxation degree from the University of Denver and a J.D. from Seattle University School of Law.

Mary Pat Thompson has served on our board of directors since May 2021. Ms. Thompson has over 30 years of experience in accounting and advisory leadership roles, and she has served as a consultant for Bruckmann, Rosser, Sherril & Co., a private equity firm focused on growth capital investments in the consumer products, specialty retail and restaurant sectors, since January 2019, and as President of Titan Technologies, Inc., a leading regional infrastructure solutions provider, since October 2003. Ms. Thompson has served as a director of H&E Equipment Services, Inc. (Nasdaq: HEES), an equipment rental company, since May 2021 and also served as a director of the company from September 2019 to March 2021. She was Chief Financial Officer of Taronis Fuels, Inc. (OTCM: TRNF), a clean fuel technology company, from April 2021 to February 2022. Ms. Thompson previously served as Chief Financial Officer and Treasurer of Taronis from November 2020 to December 2020 and as a director of Taronis during December 2020. She is also a licensed CPA in the State of Idaho. Previously, Ms. Thompson served as Senior Vice President of Finance of Animal Health at AmerisourceBergen, a provider of drug distribution and consulting services related to medical business operations and patient services, from February 2015 until October 2018. Prior to her tenure at AmerisourceBergen, Ms. Thompson served as the Chief Financial Officer, Senior Vice President of Finance and Corporate Secretary of MWI Veterinary Supply Inc., an international animal health products supplier, from 2005 to 2015. Ms. Thompson also serves as a member of the board of directors for various private entities, including Organika Inc., AAA Oregon/Idaho and Regence BlueShield of Idaho. Ms. Thompson received a B.S. in Accounting from the University of Idaho.

Xiangwei Weng has served on our board of directors since June 2015. Mr. Weng is the founder of Shining Capital Management and has extensive experience in investment banking and private equity investment. Before founding Shining Capital in 2008, Mr. Weng served as an Executive Director at the Corporate Finance Department and Head of Mergers & Acquisitions for China at Goldman Sachs (Asia) L.L.C. From 2005 to 2007, he served as General Manager and In Charge of Corporate Operations at Gome Electrical Appliances Holding

Limited. He also worked at Morgan Stanley from 1998 to 2005, where he was a Vice President in the M&A and Restructuring Group. From 2010 to July 2018, Mr. Weng served as a director of TANSH Global Food Group Co., Limited (HK: 3666). Mr. Weng received a B.S. in Physics from Beijing University and a Ph.D. in Biophysics from the University of California at Berkeley.

Code of Business Conduct and Ethics

Our board of directors has adopted a written code of business conduct and ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is available on our website at www.winc.com in the “Investors” section under “Governance Documents.” The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the code of business conduct and ethics, as well as the NYSE American’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. We granted no waivers under the code of business conduct and ethics in 2021.

The remaining information required by this item will be included in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by security holders(1)	1,014,009(2)	$7.91(3)	1,765,424
Equity compensation plans not approved by security holders	—	—	—
Total	1,014,009	$7.91	1,822,324

__________

(1)
Consists of the 2013 Stock Plan (the “2013 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(2)
Includes 563,613 outstanding options to purchase stock under the 2013 Plan and zero outstanding options to purchase stock under the 2021 Plan.
(3)
As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2013 Plan was $3.71 and the weighted-average exercise price of outstanding options under the 2021 Plan was zero.
(4)
Includes 1,502,560 shares available for future issuance under the 2021 Plan and 262,864 shares available for issuance under the 2021 ESPP. As of November 15, 2021, in connection with our IPO, no further grants are made under the 2013 Plan. The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 25,000,000 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors, provided that no more than 10,000,000 shares of our common stock may be issued under the 2021 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

The remaining information required by this item will be included in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as a part of this report:
(1)
Financial statements.

Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" set forth on page F-1 of this Annual Report on Form 10-K, which is incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial statement schedules.

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(3)
Exhibits.

The exhibits listed in the following index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41055	3.1	11/17/2021
3.2	Amended and Restated Bylaws	8-K	001-41055	3.2	11/17/2021
4.1	Representative's Warrant Agreement, dated as of November 15, 2021	10-Q	001-41055	4.1	12/09/2021
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended					*
10.1	Seventh Amended and Restated Investors' Rights Agreement by and between Winc, Inc. and certain security holders of Winc, Inc., dated as of April 6, 2021	S-1	333-259828	10.1	09/27/2021
10.1(a)	First Amendment to Seventh Amended and Restated Investors' Rights Agreement by and between Winc, Inc. and certain security holders of Winc, Inc., dated as of October 12, 2021	S-1/A	333-259828	10.1(a)	10/13/2021
10.2#	2013 Stock Plan	S-1	333-259828	10.3	09/27/2021
10.2(a)#	Amendment to 2013 Stock Plan	S-1/A	333-259828	10.3(a)	11/02/2021
10.2(b)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Stock Plan	S-1	333-259828	10.3(a)	09/27/2021
10.3#	2021 Incentive Award Plan	10-Q	001-41055	10.2	12/09/2021
10.3(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	333-259828	10.4(a)	10/13/2021
10.3(b)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2021 Incentive Award Plan	S-1/A	333-259828	10.4(b)	10/13/2021
10.4#	2021 Employee Stock Purchase Plan	10-Q	001-41055	10.3	12/09/2021
10.5	Credit Agreement, by and between Winc, Inc., BWSC, LLC and Pacific Mercantile Bank, dated as of December 15, 2020	S-1	333-259828	10.6	09/27/2021
10.6	Amendment Number One to Credit Agreement, by and between Winc, Inc., BWSC, LLC and Banc of California, N.A., as successor-by-merger to Pacific Mercantile Bank, dated as of March 25, 2022	8-K	001-41055	10.1	03/28/2022
10.7#	Amended and Restated Winc, Inc. Executive Severance Plan	8-K	001-41055	10.1	03/03/2022
10.8#	Non-Employee Director Compensation Program	S-1/A	333-259828	10.9	10/13/2021
10.9	Form of Indemnification and Advancement Agreement between Winc, Inc. and its directors and officers	S-1/A	333-259828	10.2	10/13/2021
10.10†	Asset Purchase Agreement, by and between BWSC, LLC, Natural Merchants, Inc. and Edward Field, dated as of May 12, 2021	S-1	333-259828	10.10	09/27/2021
21.1	Subsidiaries of Winc, Inc.	S-1	333-259828	21.1	09/27/2021
23.1	Consent of Baker Tilly US, LLP					*
24.1	Power of Attorney (included on signature page)					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

# Indicates management contract or compensatory plan.

† An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. The registrant will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINC, INC.

Date: March 30, 2022	By:	/s/ Geoffrey McFarlane
Geoffrey McFarlane
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey McFarlane and Carol Brault, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey McFarlane	Chief Executive Officer and Director	March 30, 2022
Geoffrey McFarlane	(Principal Executive Officer)

/s/ Carol Brault	Chief Financial Officer	March 30, 2022
Carol Brault	(Principal Financial and Accounting Officer)

/s/ Brian Smith	President and Chairperson of the Board of Directors	March 30, 2022
Brian Smith

/s/ Patrick DeLong	Director	March 30, 2022
Patrick DeLong

/s/ Laura Joukovski	Director	March 30, 2022
Laura Joukovski

/s/ Alesia Pinney	Director	March 30, 2022
Alesia Pinney

/s/ Mary Pat Thompson	Director	March 30, 2022
Mary Pat Thompson

/s/ Xiangwei Weng	Director	March 30, 2022
Xiangwei Weng

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Winc, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Winc, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2015.

Los Angeles, California

March 30, 2022

PART I—FINANCIAL INFORMATION

Winc, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash	$4,883	$7,008
Accounts receivable, net of allowance for doubtful accounts and sales returns of $0.2 million as of both years ending December 31, 2021 and 2020	2,575	1,505
Inventory	23,888	11,880
Prepaid expenses and other current assets	6,887	3,046
Total current assets	38,233	23,439
Property and equipment, net	496	166
Intangible assets, net	11,537	488
Other assets	122	131
Total assets	$50,388	$24,224
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,040	$3,673
Accrued liabilities	6,762	4,759
Contract liabilities	12,127	8,691
Short-term early exercise stock option liabilities	922	75
Current portion of long-term debt	—	1,526
Total current liabilities	23,851	18,724
Deferred rent	147	223
Warrant liabilities	—	1,067
Paycheck Protection Program note payable	—	1,364
Long-term debt, net	—	812
Long-term early exercise stock option liabilities	839	—
Other liabilities	2,069	421
Total liabilities	26,906	22,611
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, $0.0001 par value, zero and 71,512,354 shares authorized, zero and 7,266,986 shares issued and outstanding, aggregate liquidation preference of zero and $71,746 as of December 31, 2021 and 2020, respectively	—	56,462
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 300,000,000 and 106,910,000 shares authorized as of December 31, 2021 and 2020, respectively, 13,214,612 and 945,794, shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	1
Preferred stock, par value $0.0001 per share; 10,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively, zero shares issued and outstanding as of both December 31, 2021 and 2020	—	—
Treasury stock (168,750 shares outstanding as of both December 31, 2021 and 2020)	(7)	(7)
Additional paid-in capital	95,207	2,229
Accumulated deficit	(71,720)	(57,072)
Total stockholders’ equity (deficit)	23,482	(54,849)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$50,388	$24,224

The accompanying notes are an integral part of these consolidated financial statements.

Winc, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,
	2021	2020
Net revenues	$72,069	$64,707
Cost of revenues	41,944	38,352
Gross profit	30,125	26,355
Operating expenses:
Marketing	17,516	17,388
Personnel	15,500	7,582
General and administrative	13,214	7,545
Production and operation	318	169
Creative development	374	83
Total operating expenses	46,922	32,767
Loss from operations	(16,797)	(6,412)
Other income (expense):
Interest expense	(654)	(834)
Income (expense) from change in fair value of warrant liabilities	388	(208)
Other income, net	1,101	523
Gain on debt forgiveness from Paycheck Protection Program note payable	1,364	—
Total other income (expense), net	2,199	(519)
Loss before provision for income taxes	(14,598)	(6,931)
Income tax expense	50	27
Net loss	$(14,648)	$(6,958)
Net loss per common share:
Basic and diluted	$(4.42)	$(7.80)
Weighted-average common shares outstanding:
Basic and diluted	3,312,484	892,333

The accompanying notes are an integral part of these consolidated financial statements.

Winc, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	6,401,491	$49,629	889,544	$1	168,750	$(7)	$1,936	$(50,114)	$(48,184)
Stock-based compensation expense	—	—	—	—	—	—	275	—	275
Stock option exercises	—	—	56,250	—	—	—	18	—	18
Issuance of Series D Preferred Stock, net of $2,285 of issuance costs	665,384	5,248	—	—	—	—	—	—	—
Issuance costs of Series E preferred stock, net of $1,121 of issuance costs	200,111	1,585	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,958)	(6,958)
Balance at December 31, 2020	7,266,986	$56,462	945,794	$1	168,750	$(7)	$2,229	$(57,072)	$(54,849)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Promissory Notes for Common	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock Issued	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	7,266,986	$56,462	945,794	$1	168,750	$(7)	$—	$2,229	$(57,072)	$(54,849)
Stock-based compensation expense	—	—	—	—	—	—	—	1,330	—	1,330
Stock option exercises	—	—	1,936,833	—	—	—	—	1,512	—	1,512
Vesting of early exercised stock options	—	—	188,184	—	—	—	—	338	—	338
Employee promissory notes issued for the exercise of stock options	—	—	—	—	—	—	(3,453)	—	—	(3,453)
Forgiveness of employee promissory notes receivable	—	—	—	—	—	—	3,453	—	—	3,453
Issuance of Series E Preferred Stock, net of $518 of issuance costs	335,459	4,142	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of $852 of issuance costs	721,935	7,270	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock in connection with an acquisition	71,428	1,000	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to initial public offering, net of offering costs of $2,632	—	—	1,692,308	—	—	—	—	17,675	—	17,675
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(8,395,808)	(68,874)	8,395,808	1	—	—	—	68,873	—	68,874
Conversion of liability classified warrants to equity upon initial public offering	—	—	—	—	—	—	—	2,625	—	2,625
Issuance of common stock in exchange for investor relations services	—	—	50,000	—	—	—	—	536	—	536
Exercise of warrants	—	—	5,685	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	—	(14,648)	(14,648)
Balance at December 31, 2021	—	—	13,214,612	2	168,750	(7)	—	95,207	(71,720)	23,482

The accompanying notes are an integral part of these consolidated financial statements.

Winc, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(14,648)	$(6,958)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	714	510
Amortization of debt issuance costs	161	251
Stock-based compensation	1,330	275
(Income) expense from change in fair value of warrant liabilities	(388)	208
Forgiveness of employee promissory notes	3,492	—
Interest income from employee promissory notes	(38)	—
Gain on debt forgiveness from Paycheck Protection Program note payable	(1,364)	—
Issuance of common stock in exchange for investor relations services	536	—
Bad debt expense	311	—
Change in operating assets and liabilities:
Accounts receivable	114	(137)
Inventory	(9,879)	(3,391)
Prepaid expenses and other current assets	(4,092)	(381)
Other assets	243	(43)
Accounts payable	(1,385)	(126)
Accrued liabilities	440	2,248
Contract liabilities	3,436	7,553
Deferred rent	(75)	(86)
Other liabilities	(119)	496
Net cash (used in) provided by operating activities	(21,211)	419
Cash flows from investing activities
Cash paid for asset acquisition	(8,758)	—
Purchase of property and equipment	(721)	(359)
Loans for employee advances	—	(16)
Net cash used in investing activities	(9,479)	(375)
Cash flows from financing activities
Proceeds from Paycheck Protection Program note payable	—	1,364
Payments on line of credit, net	—	(6,000)
Repayments of long-term debt	(2,500)	(1,669)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	13,290	6,833
Proceeds received for the issuance of common stock	—	18
Proceeds from initial public offering, net of deferred costs	17,675	—
Proceeds from exercise of employee stock options	100	—
Net cash provided by financing activities	28,565	546
Net (decrease) increase in cash	(2,125)	590
Cash at beginning of period	7,008	6,418
Cash at end of period	$4,883	$7,008

Supplemental disclosure of cash flow information
Interest paid	$287	$597
Taxes paid	$91	$27

Supplemental noncash investing and financing activities
Employee promissory notes issued for stock option exercises	$3,453	$—
Vesting of early exercised stock options	$338	$—
Issued shares of redeemable convertible preferred stock in connection with acquisitions	$1,000	$—
Conversion of redeemable convertible preferred stock to common stock upon IPO	$68,874	$—
Deferred offering costs reclassified to additional paid-in capital	$2,632	$—
Conversion of liability classified warrants to equity upon initial public offering	$2,625	$—
Exercise of warrants	$89	$—

The accompanying notes are an integral part of these consolidated financial statements.

Winc, Inc.

Notes to Consolidated Financial Statements

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

Note 2. Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements of Winc and its wholly-owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are the responsibility of the Company’s management. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering and Reverse Stock Split

On November 11, 2021, the Company completed its initial public offering ("IPO") through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million.

In advance of the IPO, on October 12, 2021, the Company’s Board of Directors and stockholders approved an 8-to-1 reverse stock split of the Company’s outstanding capital stock. Common stock par value was not affected by the reverse split. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.

Concurrent with the IPO, all then-outstanding shares of the Company's redeemable convertible preferred stock outstanding (see Note 15) were automatically converted into an aggregate of 8,395,808 issued shares of common stock and were reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

The financial statements as of December 31, 2021, including share and per share amounts, give effect to the IPO and the conversion of the redeemable convertible preferred stock into common stock and related reclassification into permanent equity.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. These reclassifications did not impact any prior amounts of net loss or cash flows.

Liquidity Matters

As of December 31, 2021, the Company had $4.9 million of cash, an accumulated deficit of $71.7 million and negative cash flows from operating activities of $21.2 million. The Company had a net loss of $14.6 million during the year ended December 31, 2021. Through December 31, 2021, the Company has been dependent on debt and equity financing to fund its operations. During the year ended December 31, 2021, the Company issued and sold 714,272 shares of Series F redeemable convertible preferred stock for net proceeds of $7.3 million (excluding the issuance of 71,428 shares of Series F redeemable convertible preferred stock in connection with the acquisition of certain assets of Natural Merchants, Inc. – see Note 3 – and includes proceeds allocated to warrants issued in connection with the Series F offering – see Note 11) and 332,220 shares of Series E redeemable convertible preferred stock for net proceeds of $4.1 million. The Company issued an additional 7,663 shares and 3,239 shares to previous holders of Series F and E redeemable convertible preferred stock, respectively, upon IPO as a result of the IPO stock price being less than the original issuance price of these series of redeemable convertible preferred stock. Additionally, the Company raised $17.7 million from its IPO in November 2021.

In connection with the Company's acquisition of certain assets of Natural Merchants, Inc in May 2021, the Company is required to pay an additional $4.0 million of cash payments contingent upon achieving certain performance targets during 2021 and 2022, of which up to $2.0 million of contingent consideration is due in June 2022. In addition, the existing revolving line of credit with Banc of California (the "BoC Line of Credit") expires in June 2022, at which time, balances accumulated since December 31, 2021 would be due.

Management believes that the Company’s existing cash resources plus cash flows from operations and working capital items will be sufficient to fund operations for at least the 12 months following the issuance of these consolidated financial statements. In addition, management believes that the Company will be able to continue to obtain additional third party debt or equity financing to support future operations, if necessary. In this regard, in March 2022, the Company entered into a non-binding term sheet with a lender to provide a new credit facility providing a $10.0 million line of credit. The term sheet remains subject to further negotiation.

However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that the Company will be successful in finalizing the new line of credit agreement, or in obtaining additional third party financing, if needed.

Deferred Offering Costs

Costs directly related to the Company’s IPO are deferred for expense recognition and instead capitalized and recorded within other assets (non-current) on the accompanying consolidated balance sheets. These costs consist of legal fees, accounting fees, and other applicable professional services. As of December 31, 2021 and December 31, 2020, there were no deferred offering costs capitalized. Costs related to the Company's IPO were deferred until completion of the IPO on November 11, 2021, at which time $2.6 million of offering costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. In response, extraordinary actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions throughout the world. These actions included travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Some of these measures have since been rescinded, but the Company continues to take precautionary measures in order to minimize the risk of the virus to its employees and the communities in which it operates. While the impacts of the COVID-19 pandemic generally stabilized during 2021, there remains uncertainty around the broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance. The COVID-19 pandemic has, to date, not had a material adverse impact on the Company's results of operations or ability to raise funds to sustain operations. The economic effects of the pandemic and resulting long-term societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

Risks and uncertainties

The Company’s future results of operations involve risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued demand for the Company’s products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, competition from substitute products and larger companies, government regulations and oversight, patent and other types of litigation, ability to protect proprietary technology, and dependence on key individuals.

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it: (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash. The Company’s cash is held by financial institutions in the United States (“U.S.”), which management believes to be financially sound, and, accordingly, minimal credit risk exists with respect to the financial institutions. At times, the Company’s deposits held in the U.S. may exceed the Federal Depository Insurance Corporation insured limits. No losses have been experienced related to such amounts.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company determined that the CEO and President act together as the Company’s CODM. The CODM reviews financial information separately for DTC and wholesale for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in two reportable segments. See Note 16 for disaggregated financial information by reportable segment.

Business Combinations and Asset Acquisitions

The Company accounts for business combinations and asset acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The results of acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in acquired assets and liabilities generally being recognized at their estimated fair values on the acquisition date. In a business combination, any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. In an asset acquisition, any excess consideration over the fair value of assets acquired and liabilities assumed is allocated to the assets acquired and liabilities assumed on a relative fair value basis. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, discount rates, and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with management’s determination of the fair values of assets acquired and liabilities assumed. During the measurement period of a business combination, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to the excess over the fair value of assets acquired.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, fair value of financial instruments, fair value of acquired assets, revenue recognition, and stock-based compensation. Actual results may differ materially from these estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated as the amount billed, net of an allowance for doubtful accounts and sales returns. The Company’s allowance for doubtful accounts is adjusted periodically and is based on management's consideration of the age, nature of the past due accounts, historical losses, existing economic conditions, and specific analysis of each account. Changes in the Company’s estimate to the allowance for doubtful accounts are recorded through bad debt expense and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. Collections of previously written off accounts are recognized as an offset to bad debt expense in the period they are received. The allowance for doubtful accounts and sales returns was $0.2 million for both the years ended December 31, 2021 and 2020.

The following table summarizes the allowance for doubtful accounts (in thousands):

	December 31,	December 31,
	2021	2020
Beginning balance	$238	$272
Provision	4,009	2,667
Write-offs, net	(4,071)	(2,701)
Ending balance	$176	$238

Inventory

Inventory consists primarily of finished products (ready for sale), boxes/packaging, and raw materials (juice, wine, bottles, labels, etc.) and all inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. All inventories are classified as current assets in accordance with recognized industry practice, although a portion of such inventories will be aged for periods longer than one year. The Company periodically reviews inventory for obsolete, spoiled, or slow-moving items based on prior sales, forecasted demand, and historical experience, and as of December 31, 2021 and 2020, no allowance was required. However, inventory is reduced for estimated losses related to shrinkage, which is based on historical losses verified by physical inventory counts. As of December 31, 2021 and 2020, there was no material shrinkage.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the lease term or the estimate useful lives of the assets. The following table presents the estimated useful lives generally assigned to each asset category:

Category	Useful Life
Machinery and equipment	2 - 5 years
Computers and server equipment	3 - 5 years
Furniture and fixtures	5 years
Purchased software and licenses	5 years
Capitalized software	3 - 5 years
Website development	2 years

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. Total repairs and maintenance amounted to $0.1 million for both the years ended December 31, 2021 and 2020.

Impairment of Long-lived Assets

The Company reviews its depreciable long-lived assets for impairment when there is evidence that events or changes in circumstances indicate that the carrying values may not be recoverable. An impairment loss may be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged against earnings. There was no impairment of long-lived assets recognized by the Company during the years ended December 31, 2021 or 2020.

Leases and Deferred Rent

The Company accounts for leases in accordance with ASC 840, Leases. The Company categorizes leases at their inception as either operating or capital. Under ASC 840, a lease arrangement is classified as a capital lease if at least one of the following criteria are met: (i) transfer of ownership to the Company prior to or shortly after the end of the lease term, (ii) the Company has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying asset’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) is equal to 90% or more of the fair value of the leased property.

Rent expense is recorded on a straight-line basis over the lease term. Deferred rent is the difference between rent payments and rent expense in any period and is recorded as a liability in the consolidated balance sheets and amortized as a reduction of rent expense over the term of the lease.

Warrant Liabilities

Prior to its IPO, the Company issued warrants to purchase redeemable convertible preferred stock in conjunction with certain debt and equity financings. Upon issuance, the Company accounted for its issued warrants as liabilities (in accordance with ASC 480) in the consolidated balance sheets. The warrant liabilities were initially measured at fair value, resulting in an implied discount on the related financing arrangement (recognized as a partial offset to the principal balance of the financing). Changes in the fair value of the warrants were recognized in earnings during each period.

Upon completing the IPO, which occurred on November 11, 2021, the warrants then met the conditions for equity classification as they became exercisable into common stock. On November 11, 2021, the outstanding warrants were revalued one final time and the fair value of the warrants was reclassified from liabilities to stockholders' equity.

For the years ended December 31, 2021 and 2020, the Company recognized other income of $0.4 million and other expense $0.2 million, respectively, related to the change in the fair value of issued warrants. See Note 11 for description of warrant liabilities and the related valuations.

Redeemable Convertible Preferred Stock

The Company classifies redeemable convertible preferred stock outside of stockholders’ deficit on the accompanying balance sheets. The Company records the issuance of redeemable convertible preferred stock at the issuance price, net of related issuance costs. Concurrent with the IPO, all then-outstanding shares of redeemable convertible preferred stock outstanding were automatically converted into an aggregate of 8,395,808 shares of common stock and were reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. Revenue is recognized when or as the performance obligation has been satisfied and control of the product has transferred to the customer. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, the right to payment, and the legal title of the products. Deferred revenue represents billings or payments received in advance of services performed.

The Company generates revenue from the following revenue streams:

Direct to Consumer (“DTC”) Sales: Wine sales direct to customers through monthly membership or individual orders of bottles. Customers can skip a month and a membership is not required to purchase wine.

Wholesale Sales: Direct-to-buyer wine sales in large quantities to various businesses and other wholesale customers.

Breakage Sales: Sales recognized from the unused gift cards and prepaid credits.

The Company's primary performance obligation is to transfer a specific quantity of wine to the customer, whether that be to the consumer directly or through wholesale. The Company’s principal terms of DTC sales are FOB destination and the Company transfers control and records revenue for online wine sales upon receipt of the wine by the customer. Wholesale revenue is recognized when the product ships from one of the Company’s distribution points. Accordingly, revenues from online and wholesale sales are recognized at a point in time when the customer obtains control of the wine. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the transfer of wine and is generally based on a fixed price according to a contract. Shipping and handling fees charged to customers are reported within revenue and the Company elected to exclude sales tax assessed by a government authority from the transaction price. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract are expensed as incurred when the amortization period is less than a year.

Sales allowances related to returns are generally not material to the consolidated financial statements. Estimates for sales allowances are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of sale.

Gift cards and prepaid credits are recorded as a contract liability when sold and recorded as revenue when the customer redeems the gift card or prepaid credit. Based on historical redemption rates, a percentage of gift cards and prepaid credits will not be redeemed, which is referred to as “breakage.” Breakage revenue is recognized in proportion to the pattern of redemption by the customer, which the Company determined to be the historical redemption rate.

See Note 16 for disaggregated revenue disclosure.

Cost of Revenues

Cost of revenues consists of wine-related costs, bottling materials, packaging, fulfillment costs, credit card fees, shipping costs, and storage costs.

Advertising Costs

Advertising costs are expensed in the period incurred and are included as marketing expenses in the consolidated statements of operations. Advertising costs amounted to $17.2 million and $16.7 million for the years ended December 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense based on the grant date fair value. Stock-based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. Calculating the fair value of stock options using the Black-Scholes model requires certain highly subjective inputs and assumptions. The Company estimates the expected term of stock options granted based on the simplified method and estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The simplified method is used as the Company does not have sufficient historical data regarding stock option exercises. In addition, the Company accounts for forfeitures as they occur. The Company records stock-based compensation expense for its stock options on a straight-line basis over the requisite service period.

Prior to the Company’s IPO, the absence of an active market for the Company’s common stock required the Company’s board of directors, which includes members who possess extensive business, finance, and venture capital experience, to determine the fair value of its common stock for purposes of granting stock options. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining the fair value of the Company’s common stock. All stock options granted are exercisable at a price per share not less than the fair value of the shares of the Company’s common stock as determined by the board of directors (the “Fair Value”) underlying those stock options on their respective grant dates.

During the year ended December 31, 2021, the Company granted restricted stock unit awards, or RSUs, to each of the Company's non-employee directors, which became effective in connection with the closing of the IPO. The fair value of RSUs on the date of grant was determined utilizing the price of the Company's common stock upon IPO. The Company records stock-based compensation expense for its RSUs on a straight-line basis over the requisite service period. Compensation expense totaled $1.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted statutory tax rates in effect for years in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect uncertainty associated with their ultimate realization. The Company’s net deferred tax assets have a full valuation allowance against them due to such uncertainty.

The Company evaluates its uncertain tax positions in a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the taxing authorities. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company currently does not have any unrecognized tax benefits.

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, employee advances, accounts payable, accrued liabilities, line of credit, and notes payable. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates and the short-term maturities of certain financial instruments.

The Company measures the fair value of financial assets and liabilities recorded at fair value based on the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy, which requires an entity to expand disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3- Inputs that are unobservable and supported by little or no market activity.

Prior to the completion of the IPO, the Company utilized Level 3 inputs (see Note 11) to derive the estimated fair value of its warrant liabilities, which were measured on a recurring basis prior to being reclassified into equity in conjunction with the IPO. Subsequent to the IPO on November 11, 2021, the Company did not have any assets or liabilities that were measured using Level 3 inputs on a recurring or nonrecurring basis. There were no transfers between levels during the years ended December 31, 2021 and 2020.

Internally Developed Software Costs

Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a three-year estimated useful life, beginning in the period in which the software is available for use. Capitalized software development costs, net of accumulated amortization, totaled $0.5 million for both years ended December 31, 2021 and 2020. Amortization of software costs was $0.3 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

Loss per Share

Basic loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted loss per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods.

Recently Issued Accounting Pronouncements

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

Effective January 1, 2022, the Company adopted ASU No. 2016-02. Our most significant leases are office and warehouse leases. We will be required to recognize right-of-use assets and lease liabilities for the present value of these minimum lease payments. These types of leases will be classified as operating leases under the new guidance, which would result in the expense being recognized on a straight-line basis over the lease term. Upon adoption of this guidance, in connection with our leases, we recognized right-of-use assets and offsetting lease liabilities. In determining right-of-use assets and lease liabilities, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The new standard removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The standard is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Note 3. Acquisition of Natural Merchants, Inc.

In May 2021, the Company purchased certain assets of a boutique wine importer, primarily consisting of relationships with certain suppliers, for a total purchase price of up to $13.0 million (comprised of up to $12.0 million in cash and $1.0 million in Winc Series F redeemable convertible preferred stock). The initial purchase price was $8.0 million cash and $1.0 million of Series F redeemable convertible preferred stock (71,428 shares at $14.00 per share). The additional $4.0 million of cash payments are contingent upon achieving certain performance targets during 2021 and 2022 (up to $2.0 million of additional consideration in each year).

The acquisition was accounted for as an asset acquisition and resulted in the recognition of $10.0 million of intangible assets and $2.0 million of net working capital. The Company capitalized transaction costs of $0.4 million related to the acquisition. Additionally, at the acquisition date, the Company recognized $2.0 million of contingent consideration as a liability as it was concluded to be probable of being paid to the seller. The Company reassesses the contingent consideration on a quarterly basis and as of December 31, 2021, determined an additional $1.3 million was probable of being paid to the seller. In accordance with ASC 450, this amount was capitalized as part of the cost of the assets acquired and allocated to increase the eligible assets on a relative fair value basis. The acquired intangible assets, primarily consisting of relationships with certain suppliers, have a useful life of 20 years.

The Company recognized amortization expense related to the acquired intangible assets of $0.3 million and zero during the years ended December 31, 2021, and 2020, respectively.

Note 4. Inventory

Inventory consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$5,615	$4,753
Finished goods	18,086	6,980
Packaging	187	147
Total inventory	$23,888	$11,880

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid wine crushing services	$3,045	$1,252
Prepaid freight	1,484	488
Prepaid software licenses	861	151
Prepaid insurance and benefits	842	372
Prepaid other	586	613
Deposits	43	19
Prepaid marketing	26	151
Total prepaid expenses and other current assets	$6,887	$3,046

Note 6. Property and Equipment

Property and equipment, net consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Furniture and fixtures	$763	$643
Leasehold improvements	370	304
Machinery and equipment	337	262
Computers and server equipment	257	153
Website development	168	168
Purchased software and licenses	132	132
	2,027	1,662
Less: accumulated depreciation	(1,531)	(1,496)
Total property and equipment, net	$496	$166

Depreciation expense totaled $0.1 million for both years ended December 31, 2021 and 2020.

Note 7. Intangible Assets

Intangible assets consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Supplier relationships gained in acquisition	$11,373	$—
Capitalized software	2,322	1,966
	13,695	1,966
Less: accumulated amortization	(2,158)	(1,478)
Total intangible assets, net	$11,537	$488

Amortization expense related to acquired intangibles (see Note 3) and capitalized software, totaled $0.6 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively. The following table summarizes amortization expense expected to be recognized for the Company's capitalized software and supplier relationships as of December 31, 2021 (in thousands):

December 31,
2021
2022	$851
2023	756
2024	660
2025	586
2026	586
Thereafter	8,098
Total	$11,537

Note 8. Accrued Liabilities and Other Liabilities

Accrued liabilities consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Inventory received not billed	$1,599	$1,944
Accrued acquisition consideration	1,563	—
Accrued payroll liabilities	914	659
Accrued professional fees	797	57
Accrued marketing	701	634
Accrued alcohol and tobacco tax	140	318
Accrued shipping	193	472
Other	855	675
Total accrued liabilities	$6,762	$4,759

As of December 31, 2021, other liabilities on the consolidated balance sheet consisted primarily of $1.8 million of long-term accrued acquisition consideration expected to be paid during the year ended December 31, 2023.

Note 9. Debt

In October 2015, the Company entered into a Loan and Security Agreement with Western Alliance Bank for a revolving line of credit of up to $12.0 million (the “WAB Line of Credit”). The WAB Line of Credit was subsequently amended to reduce the capacity to $7.0 million and extend the maturity to May 2020, at which point it was terminated. In December 2020, the Company entered into a Credit Agreement with Pacific Mercantile Bank (the "BoC Credit Agreement") providing for the $7.0 million BoC Line of Credit. Pacific Mercantile Bank was subsequently acquired by the Banc of California in October 2021. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate (the Prime Rate was 3.25% as of both December 31, 2021 and December 31, 2020) and was originally set to mature on March 31, 2022. The balance on the Company’s line of credit was zero as of both December 31, 2021 and December 31, 2020. The Company was in compliance with the line of credit covenants as of December 31, 2021. The Company’s line of credit carrying value approximates its fair value.

In December 2017, the Company entered into a Loan and Security Agreement with Multiplier Capital for a term loan of $5.0 million. The loan has a maturity date of June 29, 2022 and bears interest at a variable annual rate equal to 6.25% above the Prime Rate, with a minimum interest rate of 11.5% and a maximum interest rate of 14.0% (applicable rate was 11.5% as of both December 31, 2021 and December 31, 2020). During the year ended December 31, 2021, the Company repaid the outstanding principal and interest on the term loan of $2.5 million. In connection with this transaction, we recognized a loss on early extinguishment of debt of $0.1 million. The balance as of December 31, 2021 and 2020, net of unamortized debt issuance costs, was zero and $2.3 million, respectively.

Interest expense on the Company’s line of credit and term loan was $0.7 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

The Company has no stated debt maturities or scheduled principal repayments as of December 31, 2021.

Prior to the IPO, in connection with entering into and amending certain debt agreements, the Company granted warrants to purchase a fixed number of the Company’s preferred shares, of which a portion remain outstanding as of December 31, 2021. Subsequent to the IPO, these warrants allow for the purchase of common stock as all preferred shares were converted to common shares in conjunction with the IPO. See Note 11 for further information.

Paycheck Protection Program Loan

On April 20, 2020, the Company received a Paycheck Protection Program loan administered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act. The Company received a $1.4 million loan from Western Alliance Bank to help maintain payroll and operations through the period impacted by the COVID-19 pandemic. The Company applied for and was granted loan forgiveness for the full principal balance in March 2021 prior to making any interest or principal payments. Accordingly, the Company recognized a gain of $1.4 million upon forgiveness within the Gain on debt forgiveness from Paycheck Protection Program note payable caption on the consolidated statements of operations.

Note 10. Related Party Transactions

Employee Promissory Notes

Refer to Note 13 for information regarding promissory notes issued to employees in connection with stock option exercises.

Note 11. Warrant Liabilities

In connection with certain past debt and equity financings, the Company issued warrants, of which the following were outstanding as of December 31, 2021, all of which were exercisable upon issuance:

Date Issued	Number of Shares	Stock Series	Price per Share	Expiration Date
April 15, 2016	2,862	Common Stock	$10.48	April 15, 2026
December 7, 2017	834	Common Stock	$10.48	December 7, 2024
December 29, 2017	107,455	Common Stock	$10.48	December 29, 2027
April 6, 2021	288,476	Common Stock	$14.00	April 6, 2026
November 10, 2021	50,769	Common Stock	$14.30	November 10, 2026

As a result of the offering price in the IPO, the warrants originally issued on April 6, 2021 became exercisable for an additional 2,772 shares of common stock, which is reflected in the table above. During the year ended December 31, 2021, one series of warrants for 6,843 shares was exercised. Upon exercise, $0.1 million was reclassified from liabilities to permanent equity.

Upon issuance and prior to the Company's IPO, the warrants were recognized as liabilities in the consolidated balance sheets and subject to re-measurement at each balance sheet date after issuance. Any change in fair value was recognized as a component of other income (expense) in the period of change. Upon issuance, the warrants related to varying series of then-outstanding redeemable convertible preferred stock.

The valuation of the Company’s warrants contained unobservable inputs that reflected the Company’s own assumptions for which there was little market data. Accordingly, the Company’s warrants were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs. The fair value of the warrant liabilities was determined using the Black-Scholes option pricing model.

Upon completing the Company's IPO, which occurred on November 11, 2021, the warrants then met the conditions for equity classification as they became exercisable into common stock in conjunction with the IPO. All then outstanding warrants were revalued one final time as of the date of the IPO using the following assumptions.

	November 11, 2021	December 31, 2020
Risk free interest rates	1.23% – 1.56%	0.25%
Expected term (in years)	3.07 – 6.13	2.50 – 6.99
Dividend yield	—	—
Expected volatility	60%	60%
Fair value of underlying	$13.00	$14.00

As of November 11, 2021 and December 31, 2020, the Company estimated the fair value of warrants using Black-Scholes model to be $2.6 million and $1.1 million, respectively. Subsequent to the final revaluation in connection with the Company's IPO, it reclassified the fair value of the warrants from liabilities to stockholders' equity.

Additionally, all warrants previously associated with the Series Seed redeemable convertible preferred stock series were exercised upon completion of the Company's IPO, at which time the fair market value was reclassified from liabilities to stockholders' equity. All other redeemable convertible preferred stock series warrants that were converted to common stock upon the IPO remain outstanding as of December 31, 2021.

The following table provides a roll-forward of the aggregate fair value of the Company’s warrant liabilities (in thousands):

Warrant
Liabilities
Fair value at December 31, 2019	$859
Change in fair value of warrant liabilities	208
Fair value at December 31, 2020	1,067
Issuance of Series F warrants	2,035
Change in fair value of warrant liabilities	(388)
Exercise of warrants	(89)
Reclassification to permanent equity	(2,625)
Fair value at December 31, 2021	$—

In connection with the Company's IPO, it issued warrants for 50,769 common stock shares to its underwriters on November 10, 2021. The fair value of the warrants upon issuance was $0.2 million. As both the common stock issued in the IPO and these associated warrants are not subsequently measured at fair value, the total proceeds were allocated based on the relative fair value of each instrument. The Company recognized the amount attributable to the warrants as a component of additional paid-in capital.

Note 12. Commitments and Contingencies

Operating Leases

As of December 31, 2021, the Company had five non-cancelable operating leases for various facilities, which expire at various times between July 2022 and September 2024. Minimum future rental commitments under non-cancelable operating leases, primarily for equipment and office facilities, as of December 31, 2021 are as follow (in thousands):

December 31,
Year ending December 31,	2021
2022	$2,007
2023	918
2024	181
Total	$3,106

The Company is also party to two non-cancelable sublease agreements. Both subleases are set to expire in January 2023. Minimum future sublease rental income under the non-cancelable operating subleases as of December 31, 2021, are as follows (in thousands):

December 31,
Year ending December 31,	2021
2022	$749
2023	67
Total	$816

Rent expense totaled $1.7 million and $1.2 million during the years ended December 31, 2021 and 2020, respectively. Sublease rental income totaled $1.3 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively.

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

Note 13. Stock-Based Compensation

Common Stock Options

In August 2013, the Company adopted the Company's 2013 Stock Plan, as amended from time to time (the "2013 Stock Plan"). In November 2021, the Company adopted the Company's 2021 Incentive Award Plan (the "2021 Equity Plan"). The 2013 Stock Plan was terminated in connection with the effectiveness of the 2021 Equity Plan, and the Company ceased making any further awards under the 2013 Stock Plan. Outstanding awards granted under the 2013 Stock Plan remained outstanding, subject to the terms of the 2013 Stock Plan and applicable award agreements. All employees are eligible to be granted options to purchase common stock under the 2021 Equity Plan. The total number of shares of common stock initially reserved for issuance pursuant to future awards under the 2021 Equity Plan was 1,314,321 shares plus any shares as of the effective date of the 2021 Equity Plan that were (i) available for issuance under the 2013 Stock Plan or (ii) subject to an award under the 2013 Stock Plan that, on or after the effective date of the 2021 Equity Plan, expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised or forfeited, to the extent of such forfeiture, expiration or cash settlement. In addition, shares delivered to the Company to satisfy the applicable exercise or purchase price of an award under the 2021 Equity Plan or the 2013 Stock Plan and/or to satisfy any applicable tax withholding obligations will become or again be available for award grants under the 2021 Equity Plan. On January 1 of each year, shares available for issuance under the 2021 Equity Plan are increased pursuant to its terms. The purpose of the Company’s stock-based compensation awards is to incentivize employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company.

The Company’s Board of Directors administers the 2021 Equity Plan, selects the individuals to whom options will be granted, determines the number of options to be granted and the term and exercise price of each option. Incentive stock options and non-statutory stock options granted pursuant to the terms of the 2021 Equity Plan cannot be granted with an exercise price of less than 100% of the fair market value of the underlying Company stock on the date of the grant (110% if the incentive stock option is issued to an individual that owns more than 10% of the Company’s outstanding voting stock). The term of the options granted under the 2021 Equity Plan~~s~~ cannot be greater than 10 years (five years for incentive stock options granted to an individual that owns more than 10% of the Company’s outstanding voting). Options granted generally vest 25% on the one-year anniversary of the date of grant with the remaining balance vesting equally on a monthly basis over the subsequent three years.

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

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following table summarizes the key valuation assumptions for options granted during the years ended December 31, 2021 and 2020:

Years Ended December 31,
	2021	2020
Risk free interest rates	0.98% – 1.11%	0.34% – 0.44%
Expected term (in years)	5.53 – 6.12	5.46 – 6.09
Dividend yield	—	—
Expected volatility	36.91% - 37.10%	36.20% - 36.76%
Fair value of underlying	$5.13 - $5.26	$1.36 - $1.92

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the year ended December 31, 2021:

	Shares Available for Grant	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,199,124	$1.32	8.02	$—
Exercised	(56,250)	1.66	4.99	173
Granted	356,937	4.02	9.42	252
Forfeited	(8,244)	3.86	—	7
Expired	(138,615)	1.66	—	424
Outstanding as of December 31, 2020	2,352,952	1.69	7.51	—
Exercised	(2,124,171)	1.66	6.58	7,625
Granted	436,173	5.28	6.82	—
Forfeited	(97,249)	5.03	—	35
Expired	(4,092)	3.79	—	11
Outstanding as of December 31, 2021	563,613	3.71	7.61	871
Vested and exercisable as of December 31, 2021	236,208	$2.28	5.65	$702

During the year ended December 31, 2021, the weighted-average grant date fair value per share of stock options granted was $5.25. During the year ended December 31, 2021, the aggregate intrinsic values of stock option awards exercised was $7.6 million, determined at the date of option exercise.

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. Total unvested and unexercised shares under options as of December 31, 2021 and 2020, totaled 327,405 and 1,321,784, respectively.

The total fair value of shares vested and unexercised as of December 30, 2021 and 2020 was $1.2 million and $4.9 million, respectively.

Total stock-based compensation expense was $1.1 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively, and is recognized as a personnel expense in the consolidated statements of operations. Total unrecognized compensation cost related to unvested stock options as of December 31, 2021 is $1.8 million and is expected to be recognized over a weighted average period of 1.22 years.

Restricted Stock Units

The Company's Board of Directors has adopted the Non-Employee Director Compensation Program ("Director Compensation Program"), under which the Company's non-employee directors are eligible to receive restricted stock unit ("RSU") awards under the 2021 Equity Plan. Compensation under the Director Compensation Program is subject to the limit on non-employee director compensation set forth in the 2021 Equity Plan, which provides that the sum of any cash compensation and the aggregate grant date fair value of all awards granted to a non-employee director as compensation for services as a non-employee director with respect to any fiscal year of the Company shall not exceed $500,000. The fair value of the award is determined on the grant date.

In October 2021, the board of directors approved the grant of RSU awards to each of the Company's non-employee directors under the Company's Director Compensation Program. These RSU awards became effective in connection with the closing of the IPO. Each non-employee director was granted RSUs valued at $250,000, prorated for the time period between the IPO and the Company's first annual meeting of stockholders. The total prorated value of the awards is $0.7 million.

Awards under the Director Compensation Program vest upon the earlier to occur of (i) the one-year anniversary of the grant date and (ii) the date of the next annual meeting of the Company's stockholders following the grant date. During the year ended December 31, 2021, total stock-based compensation expense related to RSUs was $0.2 million. At December 31, 2021, there was $0.6 million of total unrecognized stock-based compensation cost related to these RSUs which is expected to be recognized over the remaining service period of 0.45 years. No RSUs vested during the year ended December 31, 2021.

Common Stock Subject to Repurchase

The 2013 Stock Plan allowed for the early exercise of stock options for certain individuals, as determined by the Board of Directors. Common stock purchased pursuant to an early exercise of stock options is liability-classified for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. Upon termination of service, the Company may, at its discretion, repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding on the consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit).

During the year ended December 31, 2021, options to purchase 1,055,964 shares of common stock were exercised early. The Company had a liability of $1.8 million and $0.1 million as of December 31, 2021 and 2020, respectively, related to 867,989 and 18,750 unvested shares of common stock as of December 31, 2021 and 2020, respectively. The shares were issued in connection with early exercises of stock options that are subject to repurchase by the Company, which is recorded as an early exercise stock option liability in the consolidated balance sheets. The liability is reclassified into stockholders’ deficit as the awards vest.

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

In September 2021, our Board of Directors approved the forgiveness of all outstanding principal and accrued interest for each of the promissory notes. The Company recorded additional compensation expense of $3.5 million during the third quarter as a result of this loan forgiveness.

Employee Stock Purchase Plan

Eligible employees qualify to receive the grant of rights to purchase common stock under the Company's 2021 Employee Stock Purchase Plan ("2021 ESPP"). Eligible employees are those that do not own stock possessing 5% of more of the total combined voting power or value of all common stock of the Company, a parent or a subsidiary. Under the provisions of the 2021 ESPP, the Company is authorized to issue up to 262,864 shares of its common stock, of which zero have been granted as of December 31, 2021. On January 1 of each year, shares available for issuance under the 2021 ESPP Plan are increased pursuant to its terms. There is no financial impact of this plan for the year ended December 31, 2021.

Note 14. Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating U.S. employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees aged 21 and older are eligible to contribute to the plan starting 30 days after their employment date. Once eligible, participants are automatically enrolled to contribute 6% of eligible compensation or may elect to contribute a whole percentage of their eligible compensation subject to annual Internal Revenue Code limits. The Company made no contributions during the years ended December 31, 2021 and 2020.

Note 15. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Amended and Restated Certification of Incorporation

In accordance with the Amended and Restated Certificate of Incorporation dated November 15, 2021, the Company is authorized to issue two classes of stock, common stock and preferred stock. As of November 15, 2021, the Company shall have authority to issue 300,000,000 shares of common stock with par value of $0.0001 per share and 10,000,000 shares of undesignated preferred stock with par value of $0.0001 per share. As of December 31, 2020, the Company was authorized to issue 106,910,000 shares of common stock with par value of $0.0001 per share and 71,512,354 shares of redeemable convertible preferred stock with par value of $0.0001 per share.

At December 31, 2021, outstanding shares of common stock included 867,989 shares subject to repurchase related to stock options early exercised and unvested.

Common Stock

As of December 31, 2021, the Company had one class of common stock at a par value of $0.0001. There were 13,214,612 shares issued and outstanding as of December 31, 2021.

On November 11, 2021, the Company completed its IPO through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million. Additionally, the Company entered into a six-month consulting agreement for investor relations through which the consultant was compensated with 50,000 shares of common stock and cash consideration of $0.5 million.

Redeemable Convertible Preferred Stock

The Company previously issued redeemable convertible preferred stock prior to the IPO. Concurrent with the IPO on November 11, 2021, all then-outstanding shares of our redeemable convertible preferred stock outstanding were automatically converted into an aggregate of 8,395,808 shares of common stock and were reclassified into permanent equity. Following the IPO and as of December 31, 2021, there were no shares of redeemable convertible preferred stock outstanding.

Redeemable convertible preferred stock consisted of the following as of December 31, 2020:

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

During the year ended December 31, 2021, the Company raised capital of $13.3 million (net of issuance costs) through: (i) the sale of 714,272 (exclusive of 71,428 shares issued in conjunction with our acquisition disclosed in Note 3) shares of Series F redeemable convertible preferred stock (the “Series F Preferred Stock”) at $14.00 per share (inclusive of proceeds allocated to warrants issued in connection with the Series F offering – see Note 11) and (ii) the sale of 332,220 shares of Series E Preferred Stock at $14.00 per share. The Company issued an additional 7,663 shares and 3,239 shares to previous holders of Series F and E Preferred Stock, respectively, upon IPO as a result of the IPO stock price being less than the original issuance price of these series of preferred stock.

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

Unless otherwise indicated, all attributes described below applied to Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock that were outstanding as of December 31, 2020.

Voting Rights

Prior to the IPO, the holders of redeemable convertible preferred stock were entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of redeemable convertible preferred stock held by such holder were convertible. The holders of common stock are entitled to one vote for each share of common stock.

Dividends

Prior to the IPO, the Company was not authorized to declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of redeemable convertible preferred stock simultaneously received a dividend on each outstanding share of redeemable convertible preferred stock.

Through December 31, 2021, there were no dividends declared, paid, or set aside.

Conversion

Prior to the IPO, the holders of preferred stock had conversion rights. Each share of preferred stock could be convertible, at the option of the holder at any time and without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the applicable original issue price by the applicable conversion price at the time of conversion.

No fractional shares of common stock were to be issued upon conversion of the preferred stock. In lieu of any fractional shares, the Company was to pay cash equal to such fraction multiplied by the fair market value of a share of common stock as determined in good faith by the Board of Directors of the Company.

At conversion, any shares of redeemable convertible preferred stock were to be retired and cancelled and not reissued as shares of such series.

Liquidation Rights

Prior to the IPO, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series F Preferred Stock, Series E Preferred Stock, Series D Preferred Stock, Series C Preferred Stock, and Series B-1 Preferred Stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of Series B Preferred Stock, Series A Preferred Stock, Series Seed Preferred Stock or Common Stock.

Deemed liquidation events included: (a) a merger or consolidation or (b) the sale, lease, transfer, exclusive license, or other disposition of substantially all of the Company’s assets.

Through December 31, 2021, no liquidation events had occurred.

Note 16. Segment Information

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

The following tables summarize information for the reportable segments (in thousands):

For the year ended December 31, 2021:

	For the Year Ended
	December 31, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$53,931	$17,042	$1,096	$—	$72,069
Cost of revenues	30,886	10,569	489	—	41,944
Gross profit	23,045	6,473	607	—	30,125
Operating expenses	(23,088)	(4,086)	(2,137)	(17,611)	(46,922)
Interest expense	—	—	—	(654)	(654)
Income from change in fair value of warrant liabilities	—	—	—	388	388
Other income, net	—	—	—	1,101	1,101
Gain on debt forgiveness from Paycheck Protection Program	—	—	—	1,364	1,364
Income (loss) before income taxes	$(43)	$2,387	$(1,530)	$(15,412)	$(14,598)

For the year ended December 31, 2020:

	For the Year Ended
	December 31, 2020
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$54,854	$8,237	$1,616	$—	$64,707
Cost of revenues	31,799	5,844	709	—	38,352
Gross profit	23,055	2,393	907	—	26,355
Operating expenses	(18,448)	(2,748)	(1,257)	(10,314)	(32,767)
Interest expense	—	—	—	(834)	(834)
Expense from change in fair value of warrant liabilities	—	—	—	(208)	(208)
Other income, net	—	—	—	523	523
Income (loss) before income taxes	$4,607	$(355)	$(350)	$(10,833)	$(6,931)

Note 17. Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock and if-converted methods, as applicable. For both periods presented, the weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of potentially dilutive securities is antidilutive. The redeemable convertible preferred stock were considered participating securities; however, they were excluded from the computation of basic loss per share in the periods of net loss as there were no contractual obligation or terms for the holders to share in the losses of the Company. See Note 15 for additional information regarding the rights preferred stockholders had.

The following securities were excluded due to their anti-dilutive effect on net loss per common share recorded for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Stock options outstanding	563,613	2,352,952
Unvested stock options early exercised	867,989	—
Redeemable convertible preferred stock	—	7,266,986
Warrants to purchase common stock	450,396	117,994
Restricted stock units outstanding	56,900	—
Total	1,938,898	9,737,932

Note 18. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	50	27
Total current	50	27
Total provision for income taxes	$50	$27

A reconciliation of the income tax expense to the amount computer by applying the statutory federal income tax rate to income before tax are as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Income taxes (benefit) at statutory rates	$(3,061)	$(1,456)
State taxes, net of federal benefit	(375)	(282)
Nondeductible expenses	(348)	92
Nondeductible officers' compensation	182	—
Change in valuation allowance	3,967	1,388
Change in state rate	(145)	106
Other	(170)	179
Income tax provision	$50	$27

Deferred income tax assets and liabilities are comprised of the following as of December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$16,450	$13,009
Interest expense carryforwards	956	736
Other	1,013	707
Total gross deferred tax assets	18,419	14,452
Valuation allowance	(18,419)	(14,452)
Net deferred tax assets	$—	$—

The Company establishes a valuation allowance when it is more likely than not that the Company's recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2021 and 2020, the valuation allowance for deferred tax assets totaled approximately $18.4 million and $14.5 million, respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $61.1 million and $54.9 million, respectively. Federal net operating loss carryforwards, except those arising in tax years beginning after December 31, 2017, begin to expire in 2032, unless previously utilized. Federal net operating loss carryforwards arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. State net operating loss carryforwards begin to expire in 2028. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the year’s subject to examination are 2018 through 2021. For state purposes, the years subject to examination are 2017 through 2021. In addition, the utilization of net loss carryforwards is subject to Internal Revenue Service review for the periods in which those net losses were incurred. The Company is not under audit by any taxing jurisdictions at this time.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income (“ATI”) to 50% of ATI. The CARES Act also permitted net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, net operating losses incurred in 2019 and 2020 can be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The interest expense and net operating loss provisions of the CARES Act are not expected to have a material impact on the Company’s consolidated financial statements.

Note 19. Subsequent Events

Employee Restricted Stock Units

In January 2022, the board of directors approved the grant of RSU awards to certain employees. These RSU awards became effective upon the board's approval in two tranches during the meetings on January 19, 2022 and January 27, 2022. The total value of the awards is $4.5 million.

Changes in Severance Agreements

In January 2022, the Company's compensation committee approved a bonus to certain executive employees as consideration for a revision in severance agreements. The revised severance agreements reduce the cash salary severance and period, do not allow for equity acceleration and reduce the COBRA period offered to individuals upon a qualifying termination. The total value of the bonus is $0.4 million before tax.

BoC Credit Agreement Amendment

In March 2022, the Company entered into an amendment to the BoC Credit Agreement, which extended the maturity date of the BoC Line of Credit to June 30, 2022.