Form 10-Q
period 2022-03-31
Winc, Inc.
filed 2022-05-13
CIK 1782627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	WBEV	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2022, the registrant had 13,213,378 shares of common stock, $0.0001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, are forward-looking statements, including statements regarding:

•
our total addressable market, future results of operations, financial position, research and development costs, capital requirements and needs for additional financing;
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
•
our ability to maintain and improve our technology platform supporting the Winc digital platform;
•
our ability to maintain and expand our relationships with wholesale distributors and retailers;
•
our ability to continue to operate in a heavily regulated environment;
•
our ability to establish and maintain intellectual property protection or avoid claims of infringement;
•
our ability to hire and retain qualified personnel; and
•
our ability to obtain adequate financing and continue as a going concern.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

We have based the forward-looking statements contained in this Quarterly Report on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our other periodic filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Quarterly Report. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations. Any forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships or investments we may make.

These forward-looking statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

GLOSSARY

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Winc” or the “Company” refer to Winc, Inc. and its condensed consolidated subsidiaries.

As used in this Quarterly Report, unless the context otherwise requires, reference to:

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

•
"CCPA" means the California Consumer Privacy Act of 2018;

•
“core brands” refers to the following brands: (i) “Summer Water” or “SW;” (ii) “Wonderful Wine Company” or “WWC”; (iii) “Lost Poet” or “LP;” (iv) “Folly of the Beast” or “Folly;” and (v) “Chop Shop, or “Chop;”

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
•
"TTB" means the Alcohol and Tobacco Tax and Trade Bureau; and

•
"USDA" means the U.S. Department of Agriculture.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

•
Our need to secure additional funds for our liquidity needs and our existing debt obligations raise substantial doubt about our ability to continue as a going concern.
•
Our ability to raise capital in the future may be limited, we may be unable to secure funds for our liquidity needs, and our failure to raise capital when needed could prevent us from growing.
•
Failure to introduce and effectively market new brands may adversely affect our ability to continue to grow.

•
Our success is dependent upon our ability to expand our existing consumer relationships and acquire new consumers, and we must expend significant resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our brands. If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

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

PART I—FINANCIAL INFORMATION

Winc, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$4,272	$4,883
Accounts receivable, net of allowance for doubtful accounts and sales returns of $0.1 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively	3,761	2,575
Inventory	23,147	23,888
Prepaid expenses and other current assets	6,544	6,887
Total current assets	37,724	38,233
Property and equipment, net	753	496
Right of use lease assets	4,786	—
Intangible assets, net	11,274	11,537
Other assets	160	122
Total assets	$54,697	$50,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,541	$4,040
Accrued liabilities	5,546	6,762
Contract liabilities	12,767	12,127
Short-term early exercise stock option liabilities	774	922
Lease liabilities, current	1,489	—
Line of credit	3,000	—
Total current liabilities	28,117	23,851
Lease liabilities, non-current	3,485	—
Early exercise stock option liability, non-current	658	839
Other liabilities	2,085	2,216
Total liabilities	34,345	26,906
Stockholders’ equity:
Common stock, par value $0.0001 per share; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 13,213,378 and 13,214,612, shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	2
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Treasury stock (168,750 shares outstanding as of March 31, 2022 and December 31, 2021)	(7)	(7)
Additional paid-in capital	96,319	95,207
Accumulated deficit	(75,961)	(71,720)
Total stockholders’ equity	20,352	23,482
Total liabilities and stockholders’ equity	$54,697	$50,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$18,457	$17,465
Cost of revenues	11,014	9,626
Gross profit	7,443	7,839
Operating expenses:
Marketing	2,644	4,105
Personnel	4,208	2,416
General and administrative	4,833	2,152
Production and operation	150	34
Creative development	80	41
Total operating expenses	11,915	8,748
Loss from operations	(4,472)	(909)
Other income
Interest expense	(23)	(140)
Expense from change in fair value of warrant liabilities	—	(21)
Other income, net	270	296
Gain on debt forgiveness from Paycheck Protection Program note payable	—	1,364
Total other income, net	247	1,499
(Loss) income before provision for (benefit from) income taxes	(4,225)	590
Income tax expense (benefit)	16	(3)
Net (loss) income	$(4,241)	$593
Net (loss) income per common share:
Basic	$(0.32)	$0.39
Diluted	$(0.32)	$0.06
Weighted-average common shares outstanding:
Basic	13,214,516	1,509,721
Diluted	13,214,516	10,296,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,214,612	$2	168,750	$(7)	$95,207	$(71,720)	$23,482
Stock-based compensation expense	—	—	—	—	822	—	822
Vesting of early exercised stock options	—	—	—	—	329	—	329
Stock cancellation	(1,234)	(1)	—	—	(39)	—	(40)
Net loss	—	—	—	—	—	(4,241)	(4,241)
Balance at March 31, 2022	13,213,378	1	168,750	(7)	96,319	(75,961)	20,352

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Promissory Notes for Common	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock Issued	Capital	Deficit	Deficit
Balance at December 31, 2020	7,266,986	$56,462	945,794	$1	168,750	$(7)	$—	$2,229	$(57,072)	$(54,849)
Stock-based compensation expense	—	—	—	—	—	—	—	72	—	72
Stock option exercises	—	—	875,075	—	—	—	—	1,042	—	1,042
Employee promissory notes issued for the exercise of stock options	—	—	—	—	—	—	(1,046)	—	—	(1,046)
Issuance of Series E Preferred Stock, net of $487 of issuance costs	332,220	4,173	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of $694 of issuance costs	714,272	9,306	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	593	593
Balance at March 31, 2021	8,313,478	$69,941	1,820,869	$1	168,750	$(7)	$(1,046)	$3,343	$(56,479)	$(54,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(4,241)	$593
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	270	109
Amortization of debt issuance costs	13	46
Stock-based compensation	822	72
Bad debt expense	(49)	—
Gain on debt forgiveness - Paycheck Protection Program note payable	—	(1,364)
Other non-cash	61	17
Change in operating assets and liabilities:
Accounts receivable	(1,138)	(616)
Inventory	740	(4,666)
Prepaid expenses and other current assets	343	(2,706)
Other assets	(39)	199
Accounts payable	501	1,977
Accrued liabilities	(1,216)	950
Contract liabilities	640	379
Other liabilities	4	1
Net cash used in operating activities	(3,289)	(5,009)
Cash flows from investing activities
Purchases of property and equipment	(302)	(112)
Capitalized software development costs	(20)	—
Net cash used in investing activities	(322)	(112)
Cash flows from financing activities
Borrowings on line of credit, net	3,000	—
Repayments of long-term debt	—	(417)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	13,479
Net cash provided by financing activities	3,000	13,062
Net (decrease) increase in cash	(611)	7,941
Cash at beginning of period	4,883	7,008
Cash at end of period	$4,272	$14,949

Supplemental disclosure of cash flow information
Interest paid	$10	$68
Taxes paid	$2	$9

Noncash investing and financing activities
Vesting of early exercised stock options	$329	$—
Right of use assets recorded upon adoption of ASC 842	$5,197	$—
Employee promissory notes issued for stock option exercises	$—	$1,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winc, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Winc, Inc. (the “Company” or “Winc”) is a Delaware corporation, which was originally incorporated on August 11, 2011. The Company is a producer of innovative alcoholic beverage products available for purchase through wholesale and direct-to-consumer (“DTC") channels. The Company’s products are available in the wholesale channel at premium retailers and restaurants throughout the country, including Whole Foods, Walmart and Target. In the DTC channel, the Company offers participation in its membership rewards program (“Insider Access”) that enables consumers to gain access to member-only pricing, emails, newsletters, special offers, and other updates to maximize their experience. Insider Access customers are charged a monthly fee in exchange for credits which the customer may redeem for the Company’s products at any time through the winc.com platform.

The Company develops its products in conjunction with winemakers, vineyards, distillers and manufacturers, both domestically and internationally, which are then transported to a centralized processing and distribution facility on California’s Central Coast.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Winc and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2021 as contained within the Company's filed Annual Report on Form 10-K, as filed with the SEC on March 30, 2022. The Company’s accounting policies are consistent with those presented in the audited condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated balance sheet at December 31, 2021 contained in the above-referenced Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Initial Public Offering and Reverse Stock Split

In November 2021, the Company completed its initial public offering ("IPO") through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million.

Concurrent with the IPO, all then-outstanding shares of the Company's redeemable convertible preferred stock outstanding were automatically converted into an aggregate of 8,395,808 issued shares of common stock and reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In advance of the IPO, on October 12, 2021, the Company’s Board of Directors and stockholders approved an 8-to-1 reverse stock split of the Company’s outstanding capital stock. Common stock par value was not affected by the reverse split. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.

Reclassifications

Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements in order to conform to the current period presentation. These reclassifications did not impact any prior amounts of net loss or cash flows.

Going Concern

As of March 31, 2022, the Company had $4.3 million of cash and an accumulated deficit of $76.0 million. For the three months ended March 31, 2022, the Company had negative cash flows from operating activities of $3.3 million and incurred a net loss of $4.2 million. As of March 31, 2022, the Company had outstanding borrowings of $3.0 million on the $7.0 million BoC Line of Credit, which matures on June 30, 2022, and the Company borrowed an additional $2.0 million subsequent to quarter end for total outstanding borrowings under the BoC Line of Credit of $5.0 million as of the date of this Quarterly Report on Form 10-Q. Through March 31, 2022, the Company has been dependent on debt and equity financing to fund its operations, including proceeds raised from its IPO in November 2021.

The Company’s management believes it will continue to require third-party financing to support future operations until the Company achieves profitability. However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that the Company will successfully implement its plans. In the event cash flows from operations and borrowings are not sufficient, additional sources of financing, such as equity offerings, will be required in order to maintain the Company’s current and planned future operations.

If the Company is unable to extend the maturity date of the BoC Line of Credit or obtain alternative debt financing, there are no assurances that the Company will be able to repay the BoC Line of Credit at maturity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

COVID-19 Pandemic

In response to the COVID-19 pandemic, extraordinary actions were initially taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Some of these measures have since been rescinded, but the Company continues to take precautionary measures in order to minimize the risk of the virus to its employees and the communities in which it operates. While the impacts of the COVID-19 pandemic have generally stabilized during 2021 and 2022, there remains uncertainty around the broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance. The COVID-19 pandemic has, to date, not had a material adverse impact on the Company's results of operations or ability to raise funds to sustain operations. The economic effects of the pandemic and resulting long-term societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

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

Accounts Receivable and Allowance for Doubtful Accounts

The following table summarizes the allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2022	2021
Beginning balance	$176	$238
Provision	948	4,009
Write-offs, net	(978)	(4,071)
Ending balance	$146	$176

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-02, Accounting Standard Codification ("ASC") Leases (ASC 842) which supersedes FASB ASC 840, Leases (ASC 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. On January 1, 2022, the Company adopted ASC 842, which requires the recognition of right-of-use assets ("ROU assets") and related lease liabilities on the balance sheet using a modified retrospective approach. The condensed consolidated financial statements related to periods prior to January 1, 2022 were not restated, and continue to be reported under ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet. As a result, the condensed consolidated financial statements related to periods prior to January 1, 2022 are not entirely comparative with current and future periods. As permitted under ASC 842, the Company elected several practical expedients that permit the Company to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. In addition, the Company has elected not to recognize short-term leases on its balance sheet.

For identified leases, the Company used its incremental borrowing rate to discount the related future payment obligations as of January 1, 2022 to determine its lease liability as of adoption. As of the adoption date, the Company recognized a lease liability of $5.3 million and a corresponding ROU asset of $5.2 million; there was no equity impact from the adoption. The difference between the lease liability and the ROU asset primarily represents the existing deferred rent liabilities before adoption, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the ROU asset.

The Company records rent expense for operating leases, including leases of office locations, on a straight-line basis over the lease term. The straight-line calculation of rent expense includes rent escalations on certain leases, as well as lease incentives provided by the landlords, including payments for leasehold improvements and rent-free periods. The Company begins recognition of rent expense on the commencement date, which is generally the date that the asset is made available for use. The lease liability is included in lease liabilities, current and lease liabilities, noncurrent within the condensed consolidated balance sheet, which are reduced as lease related payments are made. The ROU asset is amortized on a periodic basis over the expected term of the lease. See Note 12 for additional information.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is electing to early adopt the standard for its fiscal year beginning January 1, 2022. Adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), as amended, which sets forth a “current expected credit loss” model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to certain off-balance sheet credit exposures. The standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

Note 3. Acquisition of Assets of Natural Merchants, Inc.

In May 2021, the Company purchased certain assets of a boutique wine importer, primarily consisting of relationships with certain suppliers, for a total purchase price of up to $13.0 million (comprised of up to $12.0 million in cash and $1.0 million in shares of the Company's Series F redeemable convertible preferred stock). The initial purchase price was $8.0 million cash and $1.0 million in shares of the Company's Series F redeemable convertible preferred stock (71,428 shares at $14.00 per share). The additional $4.0 million of cash payments are contingent upon achieving certain performance targets during 2021 and 2022 (up to $2.0 million of additional consideration in each year).

The acquisition was accounted for as an asset acquisition and resulted in the recognition of $10.0 million of intangible assets and $2.0 million of net working capital. The Company capitalized transaction costs of $0.4 million related to the acquisition. Additionally, at the acquisition date, the Company recognized $2.0 million of contingent consideration as a liability as it was concluded to be probable of being paid to the seller. The Company reassesses the contingent consideration on a quarterly basis and as of March 31, 2022, determined that $1.5 million and $1.8 million was probable of being paid to the seller in June 2022 and 2023, respectively. These amounts were capitalized as part of the cost of the assets acquired and allocated to increase the eligible assets on a relative fair value basis. The acquired intangible assets, primarily consisting of relationships with certain suppliers, have a useful life of 20 years.

The Company recognized amortization expense related to the acquired intangible assets of $0.1 million and zero during the three months ended March 31, 2022 and 2021, respectively.

Note 4. Inventory

Inventory consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$4,306	$5,615
Finished goods	18,543	18,086
Packaging	298	187
Total inventory	$23,147	$23,888

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid wine crushing services	$3,400	$3,045
Prepaid freight	1,190	1,484
Prepaid software licenses	712	861
Prepaid insurance and benefits	461	842
Prepaid merchant fees	410	349
Prepaid other	371	306
Total prepaid expenses and other current assets	$6,544	$6,887

Note 6. Property and Equipment

Property and equipment, net consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Furniture and fixtures	763	763
Computers and server equipment	468	257
Leasehold improvements	432	370
Machinery and equipment	366	337
Website development	168	168
Purchased software and licenses	132	132
	2,329	2,027
Less: accumulated depreciation	(1,576)	(1,531)
Total property and equipment, net	$753	$496

Depreciation and amortization expense totaled $0.1 million for both the three months ended March 31, 2022 and 2021.

Note 7. Intangible Assets

Intangible assets consists of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Supplier relationships gained in acquisition	$11,313	$11,373
Capitalized software	2,344	2,322
	13,657	13,695
Less: accumulated amortization	(2,383)	(2,158)
Total intangible assets, net	$11,274	$11,537

Amortization related to acquired intangible assets (see Note 3) and capitalized software, totaled $0.2 million and $0.1 during the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 8. Accrued Liabilities and Other Liabilities

Accrued liabilities consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Inventory received not billed	$1,638	$1,599
Accrued acquisition consideration	1,503	1,563
Accrued professional fees	615	797
Accrued marketing	434	701
Accrued payroll liabilities	346	914
Accrued shipping	254	193
Accrued alcohol and tobacco tax	199	140
Other	557	855
Total accrued liabilities	$5,546	$6,762

As of March 31, 2022 and December 31, 2021, other liabilities on the condensed consolidated balance sheet consisted primarily of $1.8 million of long-term accrued acquisition consideration expected to be paid during the year ended December 31, 2023 (See Note 3).

Note 9. Debt

In December 2020, the Company entered into a Credit Agreement with Pacific Mercantile Bank (the "BoC Credit Agreement") for a $7.0 million line of credit (the “BoC Line of Credit”). Pacific Mercantile Bank was subsequently acquired by the Banc of California in October 2021. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate (the Prime Rate was 3.50% as of March 31, 2022 and 3.25% as of December 31, 2021) and matures on June 30, 2022. The balance on the Company’s line of credit as of March 31, 2022 and December 31, 2021 was $3.0 million and zero, respectively. The Company was in compliance with the credit agreement covenants as of March 31, 2022. The Company’s line of credit carrying value approximates its fair value because the interest rates are based on established market rates.

In December 2017, the Company entered into a Loan and Security Agreement with Multiplier Capital for a term loan of $5.0 million. While outstanding, the loan had a maturity date of June 29, 2022 and bore interest at a variable annual rate equal to 6.25% above the Prime Rate, with a minimum interest rate of 11.5% and a maximum interest rate of 14.0%. In November 2021, the Company extinguished the term loan and repaid the remaining outstanding principal and interest of $2.5 million.

Interest expense on the Company’s line of credit and term loan was $0.1 million for both the three months ended March 31, 2022 and 2021.

Paycheck Protection Program Loan

In April 2020, the Company received a Paycheck Protection Program loan administered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act. The Company received a $1.4 million loan from Western Alliance Bank to help maintain payroll and operations through the period impacted by the COVID-19 pandemic. The Company applied for and was granted loan forgiveness for the full principal balance in March 2021 prior to making any interest or principal payments. Accordingly, the Company recognized $1.4 million upon forgiveness within the Gain on debt forgiveness from Paycheck Protection Program note payable caption on the condensed consolidated statement of operations during the three months ended March 31, 2021.

Note 10. Warrant Liabilities

In connection with certain past debt and equity financings, the Company issued the following warrants, all of which were exercisable upon issuance:

Date Issued	Number of Shares	Stock Series	Price per Share	Expiration Date
April 15, 2016	2,862	Common Stock	$10.48	April 15, 2026
December 7, 2017	834	Common Stock	$10.48	December 7, 2024
December 29, 2017	107,455	Common Stock	$10.48	December 29, 2027
April 6, 2021	288,476	Common Stock	$14.00	April 6, 2026
November 10, 2021	50,769	Common Stock	$14.00	November 10, 2026

Following the completion of the Company's IPO, all warrants previously exercisable for shares of the Company's preferred stock became exercisable for shares of the Company's common stock.

As a result of the offering price in the IPO, the warrants originally issued on April 6, 2021 became exercisable for an additional 2,772 shares of common stock, which is reflected in the table above. In November 2021, prior to the IPO, one series of warrants for 6,843 shares was exercised. Upon exercise, $0.1 million was reclassified from liabilities to permanent equity.

Upon issuance and prior to the consummation of the IPO, the warrants were recognized as liabilities in the condensed consolidated balance sheets and subject to re-measurement at each balance sheet date after issuance. Any change in fair value was recognized as a component of other income (expense) in the period of change.

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

Upon completing the IPO, which occurred in November 2021, the warrants then met the conditions for equity classification as they became exercisable into common stock in conjunction with the IPO. As the warrants were still classified as liabilities as of March 31, 2021, they were remeasured as of that date using the following assumptions.

Three Months Ended March 31,
2021
Risk free interest rates	1.40% - 1.74%
Expected term (in years)	2.26 - 6.75
Dividend yield	—
Expected volatility	60%
Fair value of common stock	$8.08 - $13.60

Note 11. Commitments and Contingencies

Legal

The Company is involved, from time to time, in disputes arising in the ordinary course of its business. Management has reviewed these matters to determine if reserves are required for losses that are probable to materialize and reasonable to estimate in accordance with the authoritative guidance on accounting for contingent losses. Management evaluates such reserves, if any, based upon several criteria, including the merits of each claim, settlements discussions, and advice from outside legal counsel, as well as indemnification of amounts expended by the Company’s insurers or others, if any.

In management’s opinion, none of these legal matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s combined financial position or results of operations.

Note 12. Leases

The Company leases fulfillment centers and other facilities under operating lease arrangements from third parties. The lease terms are generally specified in the respective lease agreement, however certain agreements provide for lease term extensions or early termination options. To determine the period for the estimated future lease payments, the Company evaluates whether it is reasonably certain that it will exercise an extension or termination option at the commencement date. The Company makes payments on a monthly basis for each of its five non-cancelable operating leases, which expire at various times between July 2022 and September 2024. The Company has one lease with a term less than one year for which it is not likely to exercise a renewal option, with future lease commitments totaling $0.1 million.

To determine the estimated future lease payments, the Company reviews each of its lease agreements to identify the various payment components. For real estate leases, the Company includes only the actual lease components in its determination of future lease payments. Once the estimated future lease payments are determined, the Company uses a discount rate to calculate the present value of the future lease payments. For identified leases, the Company used its incremental borrowing rate to discount the related future payment obligations, which represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In determining operating ROU assets and lease liabilities for the Company's existing operating leases upon adoption of the new lease guidance (see Note 2), the Company was required to estimate an appropriate incremental borrowing rate on a fully collateralized basis for the term of the leases. The estimate of this rate requires judgment and considers factors such as interest rates available to the Company on a fully collateralized basis and other corporate index yields for terms similar to its leases.

The table below presents the Company's weighted average lease term and discount rate of its operating leases as of March 31, 2022:

Weighted average remaining lease term	7 years
Weighted average discount rate	7.4%

The table below presents total lease cost (in thousands):

Lease cost	Statement of Operations Location	For the Three Months Ended March 31, 2022
Operating lease cost	General and administrative expense	$465

The table below presents the effect of lease payments on the Company's condensed consolidated statement of cash flows (in thousands):

Supplemental cash flow information	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$627	$477

Future lease payments as of March 31, 2022 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (nine months)	$1,415
2023	1,219
2024	533
2025	362
2026	374
Thereafter	2,525
Total lease payments	6,428
Less: Amounts representing interest	(1,454)
Lease liability	$4,974

Future minimum rental payments on operating leases as of December 31, 2021 were due as follows (in thousands):

December 31,
Year Ending December 31,	2021
2022	$2,007
2023	918
2024	181
Total	$3,106

The Company is also party to two non-cancelable sublease agreements. Both subleases are set to expire in January 2023. Minimum future sublease rental income under the non-cancelable operating subleases as of March 31, 2022 are as follows (in thousands):

March 31,
2022
2022 (nine months)	$554
2023	67
Total	$621

Sublease rental income totaled $0.3 million during both the three months ended March 31, 2022 and 2021, respectively.

Note 13. Stock-Based Compensation

The Company uses stock-based compensation awards to incentivize employees and other individuals who render services to the Company by providing opportunities to purchase stock in the Company. In August 2013, the Company adopted the Company's 2013 Stock Plan, as amended from time to time (the "2013 Stock Plan"). In November 2021, the Company adopted the Company's 2021 Incentive Award Plan (the "2021 Equity Plan"). The 2013 Stock Plan was terminated in connection with the effectiveness of the 2021 Equity Plan, and the Company ceased making any further awards under the 2013 Stock Plan. Outstanding awards granted under the 2013 Stock Plan remained outstanding, subject to the terms of the 2013 Stock Plan and applicable award agreements.

The Company’s 2021 Equity Plan provides for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and stock appreciation rights to the Company's and its subsidiaries' employees and the Company's directors and consultants. The total number of shares of common stock initially reserved for issuance pursuant to future awards under the 2021 Equity Plan was 1,314,321 shares plus any shares as of the effective date of the 2021 Equity Plan that were (i) available for issuance under the 2013 Stock Plan or (ii) subject to an award under the 2013 Stock Plan that, on or after the effective date of the 2021 Equity Plan, expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised or forfeited, to the extent of such forfeiture, expiration or cash settlement. In addition, shares delivered to the Company to satisfy the applicable exercise or purchase price of an award under the 2021 Equity Plan or the 2013 Stock Plan and/or to satisfy any applicable tax withholding obligations will become or again be available for award grants under the 2021 Equity Plan. On January 1 of each year, shares available for issuance under the 2021 Equity Plan may be increased pursuant to its terms.

The Company’s Board of Directors administers the 2021 Equity Plan, selects the individuals to whom equity awards will be granted, determines the type of equity award and number of shares to be granted and sets the terms of the awards.

Incentive stock options and non-statutory stock options granted pursuant to the terms of the 2021 Equity Plan cannot be granted with an exercise price of less than 100% of the fair market value of the underlying Company stock on the date of the grant (110% if the incentive stock option is issued to an individual that owns more than 10% of the Company’s outstanding voting stock). The term of the options granted under the 2021 Equity Plans cannot be greater than 10 years (five years for incentive stock options granted to an individual that owns more than 10% of the Company’s outstanding voting). Options granted generally vest 25% on the one-year anniversary of the date of grant with the remaining balance vesting equally on a quarterly basis over the subsequent three years.

RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting quarterly thereafter. Options and RSUs granted under the 2021 Equity Plan accelerate under certain circumstances for certain participants upon a change in control, as defined in the 2021 Equity Plan.

In addition, the Company's Board of Directors has adopted the Amended and Restated Non-Employee Director Compensation Program (as amended and restated, the "Director Compensation Program"), under which the Company's non-employee directors are eligible to receive RSU awards under the 2021 Equity Plan. Compensation under the Director Compensation Program is subject to the limit on non-employee director compensation set forth in the 2021 Equity Plan, which provides that the sum of any cash compensation and the aggregate grant date fair value of all awards granted to a non-employee director as compensation for services as a non-employee director with respect to any fiscal year of the Company shall not exceed $500,000.

Stock Options

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

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the three months ended March 31, 2022:

	Shares Available for Grant	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	563,613	$3.71	7.61	$871
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited	(49,493)	4.37	—	—
Expired	(7,812)	5.08	—	—
Outstanding as of March 31, 2022	506,308	3.59	7.10	332,322
Vested and exercisable as of March 31, 2022	283,481	$2.71	5.83	$300,723

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. Total unvested and unexercised shares under options as of March 31, 2022 and December 31, 2021, totaled 222,827 and 327,405, respectively.

The total fair value of shares vested and unexercised as of March 31, 2022 and December 31, 2021 was $0.9 million and $1.2 million, respectively.

Total stock-based compensation expense related to stock options was $0.2 million and $0.1 million, for the three months ended March 31, 2022 and 2021, respectively, and is recognized as a personnel expense in the consolidated statements of operations. Total unrecognized compensation cost related to unvested stock options as of March 31, 2022 is $1.5 million and is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units

During the three months ended March 31, 2022, total stock-based compensation expense related to RSUs was $0.7 million. At March 31, 2022, there was $4.2 million of total unrecognized stock-based compensation cost related to these RSUs which is expected to be recognized over a weighted-average period of 3.5 years.

A summary of restricted stock unit activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2021	56,900	$13.00
Granted	664,460	6.97
Canceled	(43,150)	7.58
Vested and released	—	—
Restricted stock units outstanding at March 31, 2022	678,210	7.44
Vested and unissued	(2,625)	6.37
Restricted stock units outstanding and unvested	675,585	$7.44

Common Stock Subject to Repurchase

The 2013 Stock Plan allowed for the early exercise of stock options for certain individuals, as determined by the Board of Directors. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. Upon termination of service, the Company may, in its discretion, repurchase unvested shares acquired through early exercise of stock options at a price equal to the additional stock-based compensation expense price per share paid upon the exercise of such options. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding on the statement of redeemable convertible preferred stock and stockholders’ equity (deficit).

During the year ended December 31, 2021, options to purchase 1,055,964 shares of common stock were exercised early. The Company had a liability of $1.4 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively, related to early exercises of stock options, which is recorded as an early exercise stock option liability in the condensed consolidated balance sheets. The liability is reclassified into stockholders’ equity (deficit) as the awards vest.

At March 31, 2022, 716,771 shares of common stock subject to repurchase related to stock options early exercised and unvested were outstanding.

Employee Promissory Notes

During the quarter ended March 31, 2021, the Company entered into full recourse promissory notes with its CEO, General Counsel and President related to stock option exercises for a total of 291,833 shares, 497,788 shares, and 85,454 shares, respectively. Prior to their forgiveness, the notes issued in February accrued interest at 2.25% per annum, compounding annually. The promissory notes were prepayable at any time at the option of the employee and were payable at the earlier of: (i) the date of any sale, transfer or other disposition of all or any portion of the shares, (ii) five years from the date of the promissory note, or (iii) the latest date repayment must be made to prevent a violation of Section 13(k) of the Securities Exchange Act of 1934.

In September 2021, the Company's Board of Directors approved the forgiveness of all outstanding principal and accrued interest for each of the promissory notes.

Employee Stock Purchase Plan

Eligible employees qualify to receive the grant of rights to purchase common stock under the Company's 2021 Employee Stock Purchase Plan ("2021 ESPP"). Eligible employees are those that do not own stock possessing 5% or more of the total combined voting power or value of all common stock of the Company, a parent or a subsidiary. Under the provisions of the 2021 ESPP, the Company is authorized to issue up to 262,864 shares of its common stock, of which zero have been granted as of March 31, 2022. On January 1 of each year, shares available for issuance under the 2021 ESPP Plan may be increased pursuant to its terms. There is no financial impact of this plan for the three months ended March 31, 2022.

Note 14. Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating U.S. employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees aged 21 and older are eligible to contribute to the plan starting 30 days after their employment date. Once eligible, participants are automatically enrolled to contribute 6% of eligible compensation or may elect to contribute a whole percentage of their eligible compensation subject to annual Internal Revenue Code limits. The Company made no contributions during the three months ended March 31, 2022 or the year ended December 31, 2021.

Note 15. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Amended and Restated Certification of Incorporation

In accordance with the Amended and Restated Certificate of Incorporation dated November 15, 2021, the Company is authorized to issue two classes of stock, common stock and preferred stock. As of November 15, 2021, the Company has authority to issue up to 300,000,000 shares of common stock with par value of $0.0001 per share and up to 10,000,000 shares of undesignated preferred stock with par value of $0.0001 per share.

Common Stock

As of March 31, 2022, the Company had one class of common stock at a par value of $0.0001. There were 13,213,378 shares issued and outstanding as of March 31, 2022.

In November 2021, the Company completed its IPO through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million. Additionally, the Company entered into a six-month consulting agreement for investor relations through which the consultant was compensated with 50,000 shares of common stock and cash consideration of $0.5 million.

Redeemable Convertible Preferred Stock

The Company previously issued redeemable convertible preferred stock prior to the IPO. Concurrent with the closing of the IPO in November 2021, all then-outstanding shares of the Company's redeemable convertible preferred stock outstanding were automatically converted into an aggregate of 8,395,808 shares of common stock and were reclassified into permanent equity. Following the IPO and as of March 31, 2022, there were no shares of redeemable convertible preferred stock outstanding.

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

The Company evaluates its segments' performance based on Gross Profit (calculated in accordance with GAAP).

The following tables summarize information for the reportable segments (in thousands):

For the three months ended March 31, 2022:

	For the Three Months Ended
	March 31, 2022
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$13,311	$4,963	$183	$—	$18,457
Cost of revenues	7,672	3,220	122	—	11,014
Gross profit	5,639	1,743	61	—	7,443
Operating expenses	(3,806)	(1,391)	(394)	(6,324)	(11,915)
Interest expense	—	—	—	(23)	(23)
Other income (expense), net	—	—	—	270	270
Income (loss) before income taxes	$1,833	$352	$(333)	$(6,077)	$(4,225)

For the three months ended March 31, 2021:

	For the Three Months Ended
	March 31, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$14,273	$2,835	$357	$—	$17,465
Cost of revenues	7,794	1,682	150	—	9,626
Gross profit	6,479	1,153	207	—	7,839
Operating expenses	(5,530)	(822)	(483)	(1,913)	(8,748)
Interest expense	—	—	—	(140)	(140)
Change in fair value of warrant liabilities	—	—	—	(21)	(21)
Other income (expense), net	—	—	—	296	296
Gain on debt forgiveness from Paycheck Protection Program	—	—	—	1,364	1,364
Income (loss) before income taxes	$949	$331	$(276)	$(414)	$590

Note 17. Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock and if-converted methods, as applicable. There were no participating securities during either period.

Three Months Ended March 31, 2022

The Company was in a net loss position during the three months ended March 31, 2022. Accordingly, the weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of potentially dilutive securities is antidilutive. The following securities were excluded due to their anti-dilutive effect on net loss per common share recorded for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Stock options outstanding	506,308
Unvested stock options early exercised	716,771
Warrants to purchase common stock	450,396
Restricted stock units outstanding	678,210
Total	2,351,685

Three Months Ended March 31, 2021

The Company was in a net income position during the three months ended March 31, 2021. The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts) for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Numerator:
Net income attributable to common stockholders, basic and diluted	$593

Denominator:
Weighted-average common shares outstanding, basic	1,509,721
Dilutive potential common shares:
Effect of potentially redeemable convertible preferred stock	7,558,699
Effect of potentially dilutive stock options	1,227,871
Weighted-average common shares outstanding, diluted	10,296,291

Net income per share, basic	$0.39
Net income per share, diluted	$0.06

The following securities were excluded due to their anti-dilutive effect on net income per common share recorded for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Stock options	250,513
Warrants to purchase common stock	396,855
Total	647,368

Note 18. Income Taxes

The components of income tax expense are as follows for three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Current:
Federal	$—	$—
State	16	(3)
Total current	16	(3)
Total provision for income taxes	$16	$(3)

The Company's effective tax rate for the three months ended March 31, 2022, and March 31, 2021, was (0.39)% and (0.43)%, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021, differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company's deferred tax assets offset by state taxes.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is generally subject to examination by tax authorities in the U.S. federal and state jurisdictions for 2018 and 2017, respectively, and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where net operating losses were generated and carried forward, and make adjustments to the amount of the net operating losses. The Company is not currently under examination by any jurisdictions.

As of March 31, 2022, the Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2022, the Company had no accrual for the payment of interest or penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022, and with the unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled "Risk Factors" and “Special Note Regarding Forward-Looking Statements” contained elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

As we continue to execute on our omni-channel strategy, we have demonstrated success by growing net revenues, continuing to improve our online operational metrics, expanding our wholesale distribution, and increasing the efficiency of our brand development process. The following financial and operational results were achieved during the three months ended March 31, 2022 and 2021:

•
we grew net revenues by 5.7% to $18.5 million from $17.5 million for the three months ended March 31, 2022 and 2021, respectively;
•
wholesale net revenues increased 75.1% to $5.0 million from $2.8 million for the three months ended March 31, 2022 and 2021, respectively.
•
we expanded our retail accounts by 62.2% to 9,348 from 5,764 for the three months ended March 31, 2022 and 2021, respectively;
•
we generated a net loss of $4.2 million and net income of $0.6 million for the three months ended March 31, 2022 and 2021, respectively; and
•
our Adjusted EBITDA loss increased to $3.1 million for the three months ended March 31, 2022 from $0.4 million for the three months ended March 31, 2021.

See the section titled "Non-GAAP Financial Measures" for information regarding Adjusted EBITDA, including a reconciliation to the most directly comparable financial measure prepared in accordance with GAAP.

Impact of COVID-19

The COVID-19 pandemic significantly accelerated consumer adoption of a wide variety of at-home delivery services, including in the Alcoholic Beverages sector. Beginning in March 2020, we experienced a significant increase in DTC demand due to changes to consumer behaviors resulting from the various stay-at-home and restaurant restriction orders and other restrictions placed on consumers throughout much of the United States in response to the COVID-19 pandemic. The growth in new consumer acquisition resulted in corresponding increases in “new consumer discount,” resulting in lower DTC gross margins. This increased DTC demand continued through the first quarter of 2021. However, assuming positive trends relating to the pandemic continue, we believe the first quarter of 2021 was the last quarter of increased DTC demand as a result of COVID-19, and during the first quarter of 2022, we saw decreased demand in the DTC channel compared to the first quarter of 2021.

Our wholesale net revenues declined in April and May of 2020 as a result of the pandemic and government measures to slow the spread of the COVID-19 pandemic. These restrictions included limited operating hours, reduced capacity at dining and other venues and decreased consumer interest in frequenting public gathering spaces. While it is difficult to quantify the full impact the COVID-19 pandemic had on the wholesale channel as a whole, we believe the rate of growth for our wholesale net revenues from 2020 through the first quarter of 2021 was impaired due to the restrictions noted above, specifically with respect to on-premise sales at venues such as restaurants and bars. We believe our first quarter 2022 wholesale net revenues, compared to the first quarter of 2021, benefited from the easing or lifting of COVID-19 restrictions.

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

Our primary goal is to grow by building a portfolio of durable brands that consumers love. As we strengthen our portfolio of brands and increase our brand awareness, we believe that it will become easier to acquire DTC consumers and grow our wholesale business. Our DTC channel net revenues decreased by 6.7% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. DTC represented 72.1% of our total net revenues for the three months ended March 31, 2022. Our Wholesale channel net revenues grew 75.1% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Wholesale represented 26.9% of our total net revenues for the three months ended March 31, 2022.

Our DTC channel growth slowed in 2021 as COVID-19 restrictions were eased or lifted, and we believe we will return to growth in the near future through an improved marketing mix, website optimization and development of new customer acquisition channels and branded websites. We believe wholesale net revenues will continue to increase as a percentage of total net revenues. Additionally, the significant growth within the Wholesale channel was fueled primarily by an increase in retail accounts, more of our products being sold at each retailer and an acceleration in the rate at which products sell at retail accounts. These factors were further amplified by our May 2021 purchase of certain assets of Natural Merchants, Inc.

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

Innovation

Ideation, development and innovation are core elements underpinning our growth strategy. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. While we launched an aggregate of 7 innovation brands during 2021 and 2020, we have made significant investments in our product development capabilities, which should allow us to iterate faster and more efficiently in the future. Our ability to successfully Ideate, Launch and Amplify new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

Execution of Omni-Channel Strategy

The continued execution of our omni-channel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to grow our DTC channel by driving increased consumer traffic to our digital platform. We believe our digital platform is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our wholesale channel is focused on relationships with leading national distributors and retailers that have broadened our consumer reach, raised our brand awareness and allowed us to achieve additional scale. We aim to strengthen these relationships to further increase their benefit. Our ability to execute this strategy will depend on a number of factors, such as distributors’ and retailers’ satisfaction with the sales of our products, our ability to develop high-quality and culturally relevant brands and our introduction of innovative products.

Going Concern

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been to fund working capital requirements, debt service payments, and operating expenses. As of March 31, 2022, we had cash on hand of $4.3 million, inventory of $23.1 million, total current assets of $37.7 million, and total current liabilities of $28.1 million. As of March 31, 2022, $4.0 million of the total $7.0 million BoC Line of Credit also remained undrawn and we had no outstanding term loan debt. Subsequent to March 31, 2022, we borrowed an additional $2.0 million on the BoC Line of Credit, which matures on June 30, 2022.

In May 2022, we entered into a non-binding term sheet with a lender to provide a new credit facility providing a $5.0 million line of credit. In addition, we are in discussions to extend the maturity date of the BoC Line of Credit. However, any definitive agreement as to either process remains subject to further negotiations and there can be no assurance that either the maturity date extension or the new credit facility will ultimately be agreed and become available to us or that, if a definitive agreement is reached, the terms will be more favorable to us than our prior or existing indebtedness. If we are unable to extend the maturity date of the BoC Line of Credit or obtain alternative debt financing, there are no assurances that we will be able to repay the BoC Line of Credit at maturity. These conditions raise substantial doubt about our ability to continue as a going concern.

Key Financial and Operating Metrics

In addition to the measures presented in our financial statements, we use the following key financial and operational metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:

	Three Months Ended March 31,
	2022	2021
	in thousands, except for average order value and retail accounts
DTC
DTC net revenues	$13,311	$14,273
DTC gross profit	5,639	6,479
Average order value	75.27	67.37
Wholesale
Wholesale net revenues	$4,963	$2,835
Wholesale gross profit	1,743	1,153
Retail accounts	9,348	5,764
Consolidated
Net (loss) income margin	-23.0%	3.4%
Adjusted EBITDA¹	$(3,110)	$(432)
Adjusted EBITDA margin¹	-16.8%	-2.5%

___________________

(1) Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. See the section titled "Non-GAAP Financial Measures" for additional information and a reconciliation of net (loss) income to Adjusted EBITDA and net (loss) income margin to Adjusted EBITDA margin.

Average Order Value

We believe the continued growth of our average order value, or AOV, demonstrates both our increasing value proposition for our consumer base and their increasing affinity for our premium brands. We define AOV as the sum of DTC net revenues, divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. AOV may fluctuate as we expand into and increase our presence in additional product categories.

We increased AOV by 11.7%, to $75.27 from $67.37 for the three months ended March 31, 2022 and 2021, respectively, as a result of ongoing initiatives aimed at optimizing customer activity. AOV in the three months ended March 31, 2022 was positively impacted by a 19.0% decrease in first time orders, which contributed to the increased AOV because first time orders offer significant discounts.

Retail Accounts

Retail account growth is a key metric for our continued growth in wholesale as it is a measure of how widely our products are distributed. The metric represents the number of retail accounts in which we sold our products in a given period.

We expanded our retail accounts by 62.2% to 9,348 from 5,764 for the three months ended March 31, 2022 and 2021, respectively.

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

Other Non-Reportable — We also generate an immaterial amount of net revenues from a non- reportable segment comprised of a small business line focused on testing new products to determine if they have long-term viability prior to integration into the DTC and/or wholesale distribution channels.

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
•
inbound and outbound freight;
•
storage; and
•
barrel depreciation.

Gross Profit and Gross Margin

We define gross profit as net revenues less cost of revenues as discussed above. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, the timing and mix of sales through our DTC and wholesale channels, and our ability to reduce costs, including with respect to inflation and supply chain factors, in any given period. For example, we may choose to prioritize certain portfolios of product offerings that have lower margins but offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics. Additionally, as our portfolio includes more subscale, high-growth brands, gross margin may be negatively impacted until economies of scale can be achieved.

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

We anticipate our operating expenses will decrease as a percentage of revenue over the remainder of 2022 as a result of business growth and continued cost containment to move towards profitability. We believe we have sufficient personnel to support public company operations and scale the business for future growth.

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

Other Income and Expense

Other income and expense consist primarily of interest expense associated with our credit facilities, rental income from sublease agreements, gains from the forgiveness of debt, and changes in fair value of warrants that were issued in connection with past financing transactions. See “— Liquidity and Capital Resources — Credit Facilities.”

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of operations for our DTC reportable segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change $	Change %
DTC net revenues	$13,311	$14,273	$(962)	-6.7%
DTC cost of revenues	7,672	7,794	(122)	-1.6%
DTC gross profit	$5,639	$6,479	$(840)	-13.0%

DTC Net Revenues

DTC net revenues for the three months ended March 31, 2022 was $13.3 million, compared to $14.3 million for the three months ended March 31, 2021, a decrease of $1.0 million or 6.7%. This decrease was primarily driven by a 25.1% decrease in order volume period over period, partially offset by a 11.7% increase in AOV. The decrease in order volume was driven by the decrease in digital marketing since the first quarter of 2021. During the three months ended March 31, 2022, we had a 19.0% decrease in first time orders, which contributed to the increased AOV because first time orders offer significant discounts. Year-over-year DTC comparisons to 2021 remain challenging given the high growth in 2021 and rising customer acquisition costs, but we anticipate a return to growth in net DTC revenues over the coming quarters through an improved marketing mix, website optimization and development of new customer acquisition channels and branded websites.

DTC Cost of Revenues

DTC cost of revenues for the three months ended March 31, 2022 was $7.7 million, compared to $7.8 million for the three months ended March 31, 2021, a decrease of $0.1 million or 1.6%. The decrease in DTC cost of revenues is primarily due to the decrease in DTC net revenues. DTC cost of revenues as a percentage of DTC net revenues increased approximately 300 basis points, resulting in decreased margin. This change is primarily due to increased excise tax costs period over period as credits were utilized for the three months ended March 31, 2021, as well as increased logistics related expenses.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit for the three months ended March 31, 2022 was $5.6 million, compared to $6.5 million for the three months ended March 31, 2021, a decrease of $0.8 million or 13.0%.

The following table summarize the results of operations for our wholesale reportable segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change $	Change %
Wholesale net revenues	$4,963	$2,835	$2,128	75.1%
Wholesale cost of revenues	3,220	1,682	1,538	91.4%
Wholesale gross profit	$1,743	$1,153	$590	51.2%

Wholesale Net Revenues

Wholesale net revenues for the three months ended March 31, 2022 was $5.0 million, compared to $2.8 million for the three months ended March 31, 2021, an increase of $2.1 million or 75.1%. Growth in wholesale net revenues was attributable to a $0.6 million increase in organic growth of our brands sales through new retail accounts, the purchase of certain assets from Natural Merchants, Inc., and increased sales to existing distributors.

During the three months ended March 31, 2022, one wholesale distributor accounted for approximately 10.9% of wholesale net revenues. During the three months ended March 31, 2021, another wholesale distributor accounted for approximately 15.3% of wholesale net revenues.

Wholesale Cost of Revenues

Wholesale cost of revenues for the three months ended March 31, 2022 was $3.2 million, compared to $1.7 million for the three months ended March 31, 2021, an increase of $1.5 million or 91.4%. The increase in wholesale cost of revenues was primarily attributable to the increase in wholesale net revenues for the period, as well as a shift in product mix to an increased percentage of sales of imported wines with higher freight costs and lower overall margins but that offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics. This increase was partially offset by $0.3 million in lower product costs due to strategic sourcing.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit for the three months ended March 31, 2022 was $1.7 million compared to $1.2 million for the three months ended March 31, 2021, an increase of $0.6 million or 51.2%.

The following table summarizes the results of operations for our other non-reportable segments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change $	Change %
Other non-reportable net revenues	$183	$357	$(174)	-48.7%
Other non-reportable cost of revenues	122	150	(28)	-18.7%
Other non-reportable gross profit	$61	$207	$(146)	-70.5%

Other Non-Reportable Net Revenues

Other non-reportable net revenues for the three months ended March 31, 2022 was $0.2 million, compared to $0.4 million for the three months ended March 31, 2021, a decrease of $0.2 million or 48.7%. The decrease in other net revenues was primarily attributable to $0.3 million lower net revenues of Wonderful Wine Company due to decreased marketing spend as advertising priorities shifted during the period, partially offset by a sale of bulk wine inventory.

Other Non-Reportable Cost of Revenues

Other non-reportable cost of revenues for the three months ended March 31, 2022 was $0.1 million, compared to $0.2 million for the three months ended March 31, 2021, a decrease of $0.1 million or 18.7%. The decrease in other non-reportable cost of revenues was entirely driven by the decrease in other non-reportable net revenues discussed above.

Other Non-Reportable Gross Profit

Changes in other non-reportable gross profit are a function of the changes in other non-reportable net revenues and other non-reportable cost of revenues discussed above. Other non-reportable gross profit for the three months ended March 31, 2022 was $0.1 million compared to $0.2 million for the three months ended March 31, 2021, a decrease of $0.1 million or 70.5%.

Operating Expenses

The following table identifies our operating expenses and other income and expense items for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change $	Change %
Marketing	$2,644	$4,105	$(1,461)	-35.6%
Personnel	4,208	2,416	1,792	74.2%
General and administrative	4,833	2,152	2,681	124.6%
Production and operation	150	34	116	341.2%
Creative development	80	41	39	95.1%
Total operating expenses	$11,915	$8,748
Interest expense	(23)	(140)	117	-83.6%
Expense from change in fair value of warrant liabilities	—	(21)	21	100.0%
Other income, net	270	296	(26)	-8.8%
Gain on debt forgiveness from Paycheck Protection Program note payable	—	1,364	(1,364)	-100.0%
Total other income, net	$247	$1,499
Income tax expense (benefit)	16	(3)	19	-633.3%

Marketing Expenses

Marketing expenses decreased by $1.5 million or 35.6% to $2.6 million for the three months ended March 31, 2022, from $4.1 million for the three months ended March 31, 2021. The decrease in marketing expense was primarily driven by a $1.6 million decrease in digital advertising costs during the three months ended March 31, 2022, as we continue to focus marketing efforts to maintain payback targets and aim to achieve profitability.

Personnel Expenses

Personnel expenses increased by $1.8 million or 74.2%, to $4.2 million during the three months ended March 31, 2022, from $2.4 million during the three months ended March 31, 2021. This increase was primarily attributable to a $0.8 million increase in stock-based compensation expense and $0.9 million attributable to increased headcount to support functions as we grow our business and operate as a public company.

We expect personnel expenses to stabilize during the remainder of 2022 but remain higher than 2021 in absolute dollars, primarily due to increased headcount in late 2021 and early 2022 to support public company processes. We believe we have sufficient personnel to support public company operations and continue to scale our business.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million or 124.6%, to $4.8 million during the three months ended March 31, 2022, from $2.2 million during the three months ended March 31, 2021. This increase was primarily attributable to $1.2 million related to increased professional services fees, including accounting, investor relations, legal and consulting, as well as $0.8 million in insurance expenses associated with being a public company. Other increases in general and administrative expenses include rent related costs of $0.2 million, travel of $0.1 million and depreciation of $0.2 million.

We expect general and administrative expenses to stabilize or decline during the remainder of 2022 but remain higher than 2021 in absolute dollars, primarily due to a full year of being a public company.

Change in Fair Value of Warrant Liabilities

The warrants were remeasured as of March 31, 2021, but subsequent to the IPO, they were no longer classified as liabilities and remeasured and therefore, there is no remeasurement as of March 31, 2022. Refer to Note 10 in our condensed consolidated financial statements as of and for the three months ended March 31, 2022 included elsewhere in this quarterly report for further information.

Liquidity and Capital Resources

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been to fund working capital requirements, debt service payments, and operating expenses. As of March 31, 2022, we had cash on hand of $4.3 million, inventory of $23.1 million, total current assets of $37.7 million, and total current liabilities of $28.1 million. As of March 31, 2022, $4.0 million of the total $7.0 million BoC Line of Credit also remained undrawn and we had no outstanding term loan debt. Subsequent to March 31, 2022, we borrowed an additional $2.0 million on the BoC Line of Credit, which matures on June 30, 2022.

Our operating lease obligations of $6.4 million relate to our facilities under long-term operating leases, which will expire on varying dates through February 2033. As part of our acquisition of certain assets of Natural Merchants, Inc., up to $4.0 million of cash payments are contingent upon achieving certain performance targets during 2021 and 2022, which we estimate we will pay to the seller $1.5 million and $1.8 million in June 2022 and 2023, respectively.

In May 2022, we entered into a non-binding term sheet with a lender to provide a new credit facility providing a $5.0 million line of credit. In addition, we are in discussions to extend the maturity date of the BoC Line of Credit. However, any definitive agreement as to either process remains subject to further negotiations and there can be no assurance that either the maturity date extension or the new credit facility will ultimately be agreed and become available to us or that, if a definitive agreement is reached, the terms will be more favorable to us than our prior or existing indebtedness. If we are unable to extend the maturity date of the BoC Line of Credit or obtain alternative debt financing, there are no assurances that we will be able to repay the BoC Line of Credit at maturity. These conditions raise substantial doubt about our ability to continue as a going concern.

Management believes it will continue to require third-party financing to support future operations until the Company itself achieves profitability. However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that we will successfully implement our plans. In the event cash flow from operations and borrowings are not sufficient, additional sources of financing, such as equity offerings, will be required in order to maintain the Company’s current and planned future operations.

Issuances of Stock

In November 2021, we completed our IPO through an underwritten sale of 1,692,308 shares of our common stock at a price of $13.00 per share. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million.

Concurrent with the IPO, all then-outstanding shares of our redeemable convertible preferred stock outstanding were automatically converted into an aggregate of 8,395,808 shares of common stock and were reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Credit Facilities

Banc of California

In December 2020, we entered into a credit agreement, or the BoC Credit Agreement, with Pacific Mercantile Bank (subsequently acquired by Banc of California in October 2021) for a new $7.0 million line of credit, or the BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate. We had an outstanding balance of $3.0 million and zero under the BoC Line of Credit as of March 31, 2022 and December 31, 2021, respectively. The BoC Line of Credit matures on June 30, 2022.

Multiplier Capital

In December 2017, we entered into a loan and security agreement, or the Multiplier LSA, with Multiplier Capital II, LP, or Multiplier, for a term loan of $5.0 million, all of which was disbursed to us at the time of execution. While outstanding, the loan bore interest at a variable annual rate equal to the greater of 6.25% above the Prime Rate (as defined in the loan and security agreement), with a minimum interest rate of 11.5% per annum and a maximum interest rate of 14.0% per annum. The loan was secured by all of our assets. In November 2021, we repaid the remaining outstanding principal and interest of $1.2 million, and the Multiplier LSA was terminated. In connection with this transaction, we recognized a loss on early extinguishment of debt of $0.1 million in the fourth quarter of 2021.

Paycheck Protection Program Loan

In April 2020, we received a $1.4 million loan from Western Alliance Bank under the Paycheck Protection Program, or PPP, to assist in maintaining payroll and operations through the period impacted by the COVID-19 pandemic. We applied for and were granted loan forgiveness in March 2021 by utilizing the funds in accordance with defined loan forgiveness guidance issued by the government.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,289)	$(5,009)
Net cash used in investing activities	(322)	(112)
Net cash provided by financing activities	3,000	13,062
Net (decrease) increase in cash	$(611)	$7,941

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

Cash flows used in operating activities resulted in net outflows of $3.3 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively. Changes in operating assets and liabilities resulted in outflows of $0.2 million for the three months ended March 31, 2022 compared to $4.5 million for the three months ended March 31, 2021. This decrease was primarily driven by an increase in cash spent on inventory to meet demand, partially offset by timing of settling accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Investing cash flows for the three months ended March 31, 2022 and 2021 included $0.3 million and $0.1 million for purchases of property and equipment, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities resulted in net inflows of $3.0 million for the three months ended March 31, 2022 and net inflows of $13.1 million for the three months ended March 31, 2021. Financing cash flows for the three months ended March 31, 2022 included $3.0 million in borrowings on the BoC Line of Credit. Financing cash flows for the three months ended March 31, 2021 included $13.5 million in proceeds for the issuance of preferred stock and warrants offset by $0.4 million for repayments of the Multiplier Term Loan.

Non-GAAP Financial Measures

Our management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts and other interested parties because these measures can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, stock-based compensation expense and other items we believe are not indicative of our operating performances, such as gain or loss attributable to the change in fair value of warrants. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net revenues. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations that are necessary to run our business. Some of these limitations include:

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
•
Adjusted EBITDA and Adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures.

Other companies, including other companies in our industry, may not use such measures or may calculate the measures differently than as presented in this Quarterly Report, limiting their usefulness as comparative measures.

A reconciliation of net loss to Adjusted EBITDA and net loss margin to Adjusted EBITDA margin is set forth below (dollars in thousands). Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues (in thousands).

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(4,241)	$593
Interest expense	23	140
Income tax expense (benefit)	16	(3)
Depreciation and amortization expense	270	109
EBITDA	$(3,932)	$839
Stock-based compensation	822	72
Gain on debt forgiveness from Paycheck Protection Program note payable	—	(1,364)
Change in fair value of warrant liabilities	—	21
Adjusted EBITDA	$(3,110)	$(432)
Net (loss) income margin	-23.0%	3.4%
Adjusted EBITDA margin	-16.8%	-2.5%

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Significant Judgements and Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 30, 2022.

We believe that the assumptions and estimates associated with fair value of financial instruments, fair value of acquired assets, revenue recognition and stock-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates.

Recent Accounting Pronouncements

See “New Accounting Pronouncements” in Note 2 of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

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

Interest Rate Risk

Our BoC Line of Credit bears interest at variable rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.

We monitor our cost of borrowing under our long-term debt, taking into account our funding requirements, and our expectations for short-term rates in the future. We had a balance of $3.0 million and zero on our BoC Line of Credit as of March 31, 2022 and December 31, 2021, respectively. A hypothetical 10% change in the interest rates on the BoC Line of Credit would not have a material impact on our condensed consolidated financial statements for any of the periods presented herein.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Because our assets are primarily short-term and liquid in nature, they are generally not significantly impacted by inflation. The rate of inflation does, however, affect our expenses, including employee compensation, communications and information processing and office leasing costs, which may not be readily recoverable from our customers. To the extent inflation results in rising interest rates and has adverse impacts upon securities markets, it may adversely affect our results of operations and financial condition.

We continue to monitor rising inflationary pressures, including rising freight and import costs, in an attempt to minimize its effect through pricing strategies and cost reductions. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

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

Evaluation of Disclosure Controls Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management's evaluation during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 "Commitments and Contingencies" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before deciding whether to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of approximately $14.6 million and $7.0 million in the fiscal years ended December 31, 2021 and 2020, respectively, and we incurred a net loss of $4.2 million and generated net income of $0.6 million for the three months ended March 31, 2022 and 2021, respectively. In addition to increases in expenses as a result of becoming a public company in November 2021, we expect our expenses will increase in the future as we develop and launch new product offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis, if at all. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Additionally, as a result of our relatively short operating history at our current scale, we have limited financial data that can be used to evaluate our business and future prospects. Any evaluation of our business and prospects must be considered in light of our limited operating history, which may not be indicative of future performance. Because of our limited operating history, we face increased risks, uncertainties, expenses and difficulties, including our ability to plan for and anticipate future growth and the other risks and uncertainties discussed in this section.

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

Our need to secure additional funds for our liquidity needs and our existing debt obligations raise substantial doubt about our ability to continue as a going concern.

Our cash flows from operating activities have not been sufficient to fund our business and we have relied significantly on debt and equity financings for our capital needs, particularly as we have continued to prioritize various growth initiatives. As of March 31, 2022, we had $4.3 million of cash and an accumulated deficit of $76.0 million. For the three months ended March 31, 2022, we had negative cash flows from operating activities of $3.3 million and incurred a net loss of $4.2 million.

Included in the capital raised to date is the BoC Line of Credit, which matures on June 30, 2022. We had outstanding borrowings of $3.0 million on the $7.0 million BoC Line of Credit as of March 31, 2022 and borrowed an additional $2.0 million subsequent to quarter end for total outstanding borrowings under the BoC Line of Credit of $5.0 million as of the date of this Quarterly Report. In May 2022, we entered into a non-binding term sheet with a lender to provide a new credit facility providing a $5.0 million line of credit. In addition, we are in discussions to extend the maturity date of the BoC Line of Credit. However, any definitive agreement as to either process remains subject to further negotiations and there can be no assurance that either the maturity date extension or the new credit facility will ultimately be agreed and become available to us or that, if a definitive agreement is reached, the terms will be more favorable to us than our prior or existing indebtedness. If we are unable to extend the maturity date of the BoC Line of Credit or obtain alternative debt financing, there are no assurances that we will be successful in repaying the BoC Line of Credit at maturity. These conditions raise substantial doubt about our ability to continue as a going concern.

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

A key element of our growth strategy depends on our ability to develop and market new brands that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to successfully leverage consumer data, the technical capability of our innovation staff, our ability to successfully develop and test product formulas and prototypes, our ability to comply with applicable governmental regulations and the success of our management and sales and marketing teams in introducing and marketing new brands. Our brand offerings have changed since our launch, which makes it difficult to forecast our future results of operations. There can be no assurance that we will successfully develop and market new brands that appeal to consumers. For example, product blends or formulas we develop may not contain the attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

Additionally, the development and introduction of new brands requires substantial marketing expenditures, which we may be unable to recoup if new brands do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved brands, our business, financial condition, results of operations and prospects could be adversely affected.

Our success is dependent upon our ability to expand our existing consumer relationships and acquire new consumers, and we must expend significant resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our brands. If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

Our success and our ability to remain competitive and expand and keep market share for our brands across our various channels depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our brands. Substantial advertising and promotional expenditures and efforts may be required to maintain and increase consumer awareness, maintain and improve our brands' market positions or introduce and promote new brands, which could negatively impact our results of operations. Moreover, there can be no assurance that these efforts and investments will be successful or cost-efficient. Our ability to attract new consumers and retain our existing consumers will depend on, among other things, the perceived value and quality of our brands, the success of our omni-channel approach, demand for Alcoholic Beverages generally, our ability to offer high-quality and culturally relevant brands and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner.

Our ability to expand our existing consumer relationships and retain existing consumers are subject to numerous factors outside of our control. Some of our retailers continue to, or may in the future, aggressively market their private label or other competing products, which could reduce demand for our brands. The expansion of our business also depends on our ability to increase sales through our DTC channel and increase breadth and depth of distribution at retailers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. Our direct connections to our consumers may become more limited as we expand our wholesale channel. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts.

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

We drive a significant amount of traffic to the Winc digital platform via search engines and, therefore, rely heavily on traffic generated through search engines. Search engines frequently update and change the algorithms that determine the placement and display of results of a user’s search, which may negatively affect the purchased or algorithmic placement of links to the Winc digital platform. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results and result in fewer visits to the Winc digital platform, or increase the costs of advertising its platform, making such marketing more costly or cost prohibitive. We also drive a significant amount of traffic to the Winc digital platform via social networking and other ecommerce channels used by our current and prospective consumers. As social networking and ecommerce channels continue to rapidly evolve, we may be unable to develop or maintain an adequate presence within these channels. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to cost-effectively drive traffic to the Winc digital platform, or if the popularity of our online presence declines, our ability to acquire new consumers could be adversely affected.

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

Our wines compete with popularly priced generic wines and with other Alcoholic Beverages and, to a lesser degree, non-Alcoholic Beverages, for consumer acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by independent wholesale distributors, many of which carry extensive portfolios of wines and other Alcoholic Beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers. Many of these competitors have substantially greater financial and other resources than us and products that are well-accepted in the marketplace today. Many also have longer operating histories, larger fulfilment infrastructures, greater technical capabilities, faster shipping times, lower freight costs, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. Companies with greater resources may acquire our competitors or launch new products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by reducing prices or increasing promotional activities, among other things. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the DTC or wholesale channels where we compete, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do.

In addition to other widely advertised branded products, many retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our brands so that they have less favorable placement. Consumers are more likely to purchase our brands if they believe that our brands provide greater value than less expensive alternatives. If the difference in perceived value between our brands and private label products narrows, or if there is a perception of such a narrowing, we may face pressure to lower our prices, resulting in lower revenue and margins, and we may lose market share even if we lower prices. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding and the effects caused by the COVID-19 pandemic, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our brands or an unfavorable shift in our brand mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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
•
our reputation and brand strength.

We cannot be certain that we will be able to compete successfully in our highly competitive market. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing expenditures or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could adversely affect our business and results of operations and ability to achieve or maintain profitability. If we fail to compete successfully, our business, financial condition, results of operations and prospects could be adversely affected.

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

If we are unable to maintain the actual or perceived quality of our brands, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our brands otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of critics, the actual or perceived quality and value of one or more of our brands could be harmed, which could negatively impact not only the value of that product, but also the value of the vintage, the particular brand or our broader portfolio. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our exacting quality standards. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business and reputation, and brand value is based primarily on perceptions of subjective qualities. Any loss of confidence on the part of our consumers, suppliers, wholesale distributors or retailers in the quality, safety, efficacy or environmental suitability of our brands, including as a result of changes to our brands or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could be difficult and costly to overcome, significantly reduce the value of our brand and adversely affect our business, financial condition, results of operations and prospects.

The use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared, which can accentuate both the positive and the negative reviews of our brands and of wine vintages generally. Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes “viral,” or our responses relating to, among other things, actual or perceived:

•
failure to maintain quality, safety, ethical, social and environmental standards for all of our operations and activities;
•
failure to address concerns relating to the quality, safety or integrity of our brands;
•
environmental impact, including our use of agricultural materials, packaging, water and energy use, and waste management; or
•
failure to promote the responsible consumption of alcohol.

If we do not produce brands that are well-regarded by the relatively small critic community, the Alcoholic Beverages market could quickly become aware of this determination. In addition, if certain vintages receive negative publicity or consumer reaction, whether as a result of our wines or wines of other producers, our wines in the same vintage could be adversely affected. Unfavorable publicity, whether accurate or not, related to our industry, us or our brands, marketing, personnel, operations, business performance or prospects could adversely affect our reputation, business, financial condition, results of operations and prospects.

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

Third parties may sell wines or inferior brands that imitate our brands or that are counterfeit versions of our labels, and consumers could be duped into thinking that these imitation labels are our authentic wines. A negative consumer experience with such a wine could cause them to refrain from purchasing our brands in the future and damage our brand integrity. We also have no control over our brands once purchased by consumers. For example, consumers may store or use our brands under conditions and for periods of time inconsistent with approved storage guidelines, which may adversely affect the quality and safety of our products. Any failure to maintain the actual or perceived quality of our wines could adversely affect consumer demand for our products.

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

Further, the markets in which we operate and our success are subject to changes in consumer preference, perception and spending habits, which may affect the level and pattern of consumer spending. Such factors include consumer confidence, consumer income, consumer perception of the safety and quality of our brands and shifts in the perceived value for our brands relative to alternatives. In addition, media coverage regarding the safety or quality of our brands or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our brands. A general decline in the consumption of our brands could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our brands due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of a general economic decline, including as a result of the COVID-19 pandemic. If consumer preferences shift away from our brands, our business, financial condition, results of operations and prospects could be adversely affected.

The success of our brands depends on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our brands from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our brands. We may not be successful in identifying trends in consumer preferences and developing brands and implementing strategies that respond to such trends in a timely manner. We also may not be able to effectively promote our brands by our marketing and advertising campaigns and gain market acceptance. If our brands fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition, results of operations and prospects could be adversely affected.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, TikTok, Pinterest and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize our use of such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices used to access them, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines, negative publicity or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations, or otherwise lead to negative publicity. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business, financial condition, results of operations and prospects.

Negative commentary regarding us, our brands or influencers and other third parties who are, or are perceived to be, affiliated with us may also be posted on social media platforms and may adversely affect our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect and prevent this activity may not be effective in all cases. Moreover, the harm may be immediate, without affording us an opportunity for redress or correction.

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

New brand development and innovation are core to our marketing strategy and a significant portion of our net revenues are derived from new brands. To continue our growth and compete with new and existing competitors, we may need to innovate and develop a robust pipeline of new brands. The launch and continued success of new brands is inherently uncertain, particularly with respect to consumer appeal and market share capture. An unsuccessful launch may impact consumer perception of our existing brands and reputation, which are critical to our ongoing success and growth. Unsuccessful implementation or short-lived success of new brands may result in write-offs or other associated costs which may adversely affect our business, financial condition, results of operations and prospects. In addition, the launch of new brand offerings may result in cannibalization of sales of existing brands in our portfolio.

Our results of operations may be impacted by promotional activities, price concessions, credits and other factors.

We have incurred, and expect to continue to incur, significant advertising and promotional expenditures to enhance our brands and raise consumer awareness in both existing and emerging categories. These expenditures may adversely affect our results of operations in a particular quarter or even a full fiscal year and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in our quarterly results of operations. While we strive to invest only in effective advertising and promotional activities in both the digital and traditional segments, it is difficult to correlate such investments with sales results, and there is no guarantee that our expenditures will be effective in building brand strength or growing long-term sales.

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

In addition, we periodically offer credits through various programs to wholesale distributors, including temporary price reductions, off-invoice discounts and other trade activities.

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

Our inability to develop and maintain strong relationships with wholesale distributors and retailers in order to maximize our presence in retail stores could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Our operations include sales through wholesale distributors to retail stores and their related websites, which accounted for approximately 23.6% of our net revenues in 2021. The successful growth of our wholesale business is dependent in part on our continuing development of strong relationships with major retail chains. The loss of our shelf space with any of our large retail partners could have a significant impact on our revenue. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. Consequently, growth opportunities through our wholesale channel may be limited and our business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish and maintain relationships with retailers in new or current markets.

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

We allow our online consumers to return products and offer refunds, subject to our return and refunds policy. If product returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, results of operations and prospects could be adversely affected. Further, we and our retailers may modify policies relating to returns or refunds from time to time, which may result in consumer dissatisfaction and harm to our reputation or brand or an increase in the number of product returns or the amount of refunds we make. From time to time, our products are damaged in transit, which can increase return rates and harm our brand, which in turn could adversely affect our business, financial condition, results of operations and prospects.

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

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to the Winc digital platform. In the event that it is more difficult for our consumers to buy brands from us on their mobile devices, or if our consumers choose not to buy brands from us on their mobile devices or to use mobile products or platforms that do not offer access to the Winc digital platform, we could lose existing consumers and fail to attract new consumers. Even if we build and maintain a platform that is effective and attractive to our consumers, there is no guarantee the Winc digital platform will not encounter disruptions or outages that diminish our consumers’ satisfaction. As a result, our consumer growth could be harmed and our business, financial condition, results of operations and prospects could be adversely affected.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including credit card, debit card, Apple Pay, PayPal and gift cards. We also rely on third parties to provide payment processing services, and, for certain payment methods, we pay interchange and other fees, which may increase over time, raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standards and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements, fraud and other risks. In addition, as our business changes, we may be subject to different rules under new or existing standards, which may require new assessments that increase our compliance costs.

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

We have in the past and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a consumer did not authorize a purchase, merchant fraud and consumers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. We occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal transaction and be required by card issuers to pay charge-back fees. Chargebacks result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Further, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Although we have measures in place designed to detect and prevent the occurrence of fraudulent activity in our marketplace, those measures may not always be effective. Our failure to adequately prevent fraudulent transactions could damage our reputation and result in litigation or regulatory action and additional expenses. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

We may grow our business through acquisitions of, or investments in, new or complementary businesses, assets, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could adversely affect our business, financial condition, results of operations and prospects.

From time to time, we may consider opportunities to acquire or make investments in new or complementary businesses, assets, facilities, technologies, offerings or products, or enter into strategic alliances that may enhance our capabilities, expand our outsourcing and supplier network, complement our current brands or expand the breadth of our markets. For example, in May 2021, we purchased certain assets of Natural Merchants, Inc., an international wine importer.

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
•
risks associated with any dispute that may arise with respect to any such acquisition, investment or strategic alliance;
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

In connection with the COVID-19 pandemic, governments implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. Although as of March 31, 2022, the global economy has begun to recover and the widespread availability of vaccines has encouraged greater economic activity, we are continuing to monitor the situation, and we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations. The COVID-19 pandemic has had and continues to have an adverse impact on global economic conditions and consumer confidence and spending, including supply chain disruptions and resulting inflationary pressures, which could adversely affect our ability to produce and distribute our brands as well as the demand for our brands. The fluid nature of the COVID-19 pandemic, including the emergence of new variants of the virus that causes COVID-19, and uncertainties regarding the related economic impact may result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

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

Further, the COVID-19 pandemic may impact consumer demand and demand from wholesale distributors and retailers. Retail stores may be impacted if governments continue to implement or re-implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our retailers’ operations are negatively impacted, our consumers may reduce demand for or spending on our products, or consumers or retailers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products or decreased consumer confidence, any of which may increase the difficulty in planning our operations and adversely affect our business, financial condition, results of operations and prospects. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

Beginning in March 2020, we saw an increase in DTC demand, primarily, we believe, as a result of purchases arising from more consumers working remotely during the COVID-19 pandemic, and thus spending more time at home, and the unavailability of public venues. As remote work conditions have begun to end, more public venues reopen and consumers spend less time at home, we have seen decreased demand in our DTC channel. Assuming positive trends relating to the pandemic continue, we believe the first quarter of 2021 was the last quarter of increased DTC demand as a result of COVID-19. If DTC demand remains lower over time, our business, financial condition, results of operations and prospects could be adversely affected.

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

We are party to the BoC Credit Agreement providing for the $7.0 million BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the prime rate and, as amended, matures on June 30, 2022. Under the BoC Credit Agreement, we are required to pay an annual fee equal to 0.25% of the revolving credit commitment in effect on the date that the fee is due. The BoC Credit Agreement also contains various affirmative and negative covenants and restrictions that limit our ability to engage in certain activities, including, among other things, incurring certain types of additional indebtedness (including certain guarantees or other contingent obligations) or consolidating, merging, selling or otherwise disposing of all or substantially all of our assets or acquiring all or substantially all of the assets or business of another person. As of March 31, 2022, we had a $3.0 million outstanding balance under the BoC Credit Agreement.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our third-party suppliers before firm orders are placed by our consumers or our retailers. We rely on our proprietary technology and data, as well as data received from third parties, including third-party platforms, to forecast demand and predict our consumers’ orders, determine the amounts of grapes, wine and other supplies to purchase and optimize our in-bound and out-bound logistics for delivery and transport of our supply to our fulfillment centers and of our brand offerings to consumers. If this technology fails or produces inaccurate information or results at any step in this process—for example, if the data we collect from consumers is insufficient or incorrect, if we overestimate or underestimate future demand or if we fail to optimize delivery routes to our consumers—our inventory could become unsalable, we could experience shortages in key ingredients, the operational efficiency of our supply chain may suffer (including as a result of excess or shortage of fulfillment center capacity) or our consumers could experience delays or failures in the delivery of our brand offerings. In addition, certain data is subject to limitations. For example, data may include information from fraudulent accounts and interactions with the Winc digital platform or the social media accounts of our business or of our influencers, including as a result of the use of bots or other automated or manual mechanisms to generate false impressions. We have only a limited ability to verify data from the Winc digital platform or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would increase the difficulty of detecting such activity.

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

We do not grow our own grapes and instead rely on third parties to supply grapes and bulk wine. All of the brands we offer are made up of ingredients that are produced by a relatively limited number of third-party producers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the costs of our brands, and we have no guarantees that costs will not rise, including due to recent inflationary pressures. For example, we have experienced increased freight costs during 2021 and through the first quarter of 2022. In addition, as we expand into new categories and brand types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on, which could adversely affect our results of operations. In addition, customer demand may be adversely impacted if we pass these increased costs on to our customers. Moreover, in the event of a significant disruption or increase in cost of the supply of the materials used in the production of the brands we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at prices consistent with our historical experience.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply adequate quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time. If an agreement with one of our primary suppliers is terminated or is not renewed, if one of our primary suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure grapes, juice, wine or other product materials may be temporarily or permanently impaired, or we may face increased costs related to such products. The loss of any of our primary suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our principal suppliers currently provide us with certain incentives, such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our ability to achieve or maintain profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors above current levels, our ability to compete would be reduced, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We source grapes and juice from a variety of producers, but in significant volumes from certain suppliers. Although there is more than one supplier for most of the grapes we buy and the right variety and quality of grapes has historically been readily available when needed, there is no assurance that this will always be the case, particularly in the adverse circumstances mentioned above and below. A shortage of grapes of the required variety and quality could impair our business and results of operations both in the year of harvest and thereafter.

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

Volatility and increases in the costs of grapes, labor and other necessary supplies or services have in the past negatively impacted, and in the future may negatively impact, our business, financial condition and results of operations. If such increases occur or exceed our estimates and if we are unable to increase the prices of our brands or achieve cost savings to offset the increases, then our results of operations may be harmed. Even if we increase brand prices in response to cost increases, such price increases may not be sustainable and could lead to declines in market share as competitors may not increase their prices or consumers may decide not to pay the higher prices. In the alternative, an extreme oversupply of grapes can lead to a glut of grape supply and declines in the value of the harvest, including the value of the grapes or juice that we may have contracted for based on prior prices. Future swings in grape supply and price volatility may adversely affect our results of operations.

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

Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease and pests could impact the quality and quantity of grapes and bulk wine available to our company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk wine creating higher input costs or the inability to purchase these materials. In recent years, we have observed significant volatility in the grape and juice market. We may experience upward price pressure in future harvest seasons due to many factors, including the general volatility in the grape and bulk wine markets, widespread insured or uninsured losses and overall stress on the agricultural portion of the supply chain. Furthermore, following the 2020 wildfires in Northern California, the price of bulk wine increased substantially in a very short period of time, leading to some wine producers reducing lot sizes of certain wines. While we were able to purchase much of our bulk wine prior to meaningful price increases, we cannot be sure that we will be able to avoid similar price increases in the future. In such an event, our financial results could be adversely affected both in the year of the harvest and future periods.

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

Our reputation and our consumers’ willingness to purchase our brands depend in part on our suppliers’, manufacturers’ and retailers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers and retailers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers or retailers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices or other obligations, norms or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.

Our wholesale channel operations and revenues depend largely on independent wholesale distributors whose performance and continuity are not assured.

Due to regulatory requirements in the United States, our wholesale channel operations generate revenue from brands sold to wholesale distributors, who then sell our products to retail accounts and, in some states, directly to government agencies for resale. Additionally, a small percentage of our wines are sold by wholesale distributors to retail accounts outside of the United States. Decreased demand for our products in any of our sales channels would adversely affect our business, financial condition, results of operations and prospects. During the three months ended March 31, 2022, one wholesale distributor accounted for approximately 10.9% of wholesale net revenues. During the three months ended March 31, 2021, another wholesale distributor accounted for approximately 15.3% of wholesale net revenues. A change in our relationship with one or more significant wholesale distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of wholesale distributors except under certain limited circumstances, which makes it difficult to terminate or otherwise cease working with a wholesale distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability with respect to replacing wholesale distributors, poor performance of our major wholesale distributors or our inability to collect accounts receivable from major wholesale distributors could harm our business, financial condition, results of operations and prospects. In addition, an expansion of the laws and regulations limiting the sale of our products could materially and adversely affect our relationships with wholesale distributors and government agencies. There can be no assurance that the wholesale distributors, retail accounts and government agencies that currently purchase our brands will continue to do so or provide our brands with adequate levels of promotional support, which could increase competitive pressure to increase sales and market spending and adversely affect our business, financial condition, results of operations and prospects.

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

Our future success depends significantly on our ability to protect our current and future brands and to obtain, maintain, protect, enforce and defend our trademarks and other intellectual property rights. We protect our intellectual property rights through a combination of trademark and trade secret protection, and other intellectual property protections under applicable law. We register domain names, trademarks and service marks in the United States and abroad. We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non-disclosure and invention assignment agreements with our employees, and through appropriate agreements with our suppliers and others.

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

Any of our intellectual property rights, including our trademark registrations, may lapse or be abandoned, be challenged, circumvented, declared generic or otherwise invalidated through administrative process or litigation. Notwithstanding any trademark registrations or other intellectual property held by us, third parties have brought claims in the past, and may bring claims in the future alleging that we have infringed, misappropriated, or otherwise violated that third party’s trademark or other intellectual property rights. We cannot assure you that we will be successful in defending our intellectual property in actions brought by third parties. Any such claims, with or without merit, could require significant resources to defend, could damage the reputation of our brands, could result in the payment of compensation (whether as a damages award or settlement) to such third parties, and could require us to stop using our brands or other intellectual property rights, enter into costly royalty or licensing agreements or otherwise agree to an undertaking to limit our use of such trademarks or other intellectual property rights. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to trademarks and other intellectual property rights we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims would result in additional cost and could result in additional liability to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our brands, to fulfill orders, to collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process (which we collectively refer to as "Process") large amounts of information, including confidential information, intellectual property, proprietary business information, financial information and personal information of our consumers, employees and contractors, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as "Business Functions"). These information technology networks and systems, and the Processing they perform, may be susceptible to damage, interruptions, disruptions or shutdowns, software or hardware vulnerabilities, security incidents, cyberattacks, phishing attacks, ransomware attacks, social engineering attacks, supply-side attacks, malicious code, employee theft or misuse, fraud, denial or degradation of service attacks, unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization, failures during the process of upgrading or replacing software, databases or components, power outages, fires, natural disasters, hardware failures, computer viruses, terrorism, war, attacks by computer hackers, telecommunication and electrical failures, user errors or catastrophic events. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments or state-sponsored actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. We are a virtual-first company and much of our personnel and certain of our third-party service providers work remotely and rely on their own computers, routers and other equipment, which may pose additional data security risks to networks, systems and data, and may create additional opportunities for cybercriminals to exploit vulnerabilities. If our information technology networks, systems or Processing activities (or those of our third-party service providers) suffer any damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, it could cause a material adverse impact to our Business Functions and our reputation, business, financial condition, results of operations and prospects. Our DTC and ecommerce operations are critical to our business and our financial performance. The Winc digital platform serves as an effective extension of our marketing strategies by exposing potential new consumers to our brands, brand offerings and enhanced content. Due to the importance of the Winc digital platform and DTC operations, any material disruption of our networks, systems or Processing activities related to the Winc digital platform and DTC operations could reduce DTC sales and financial performance, damage our reputation and materially adversely impact our business, financial condition, results of operations and prospects.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for Processing the personal data of individuals within the European Economic Area. While we do not believe we are currently subject to the GDPR, we have plans of expanding internationally and have trademark registrations in jurisdictions in the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, certain companies operating in the United Kingdom have to comply with the GDPR and also the United Kingdom GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The United Kingdom GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase overall risk exposure for companies subject to these regulations.

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

Certain research studies have concluded or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses. Any unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for Alcoholic Beverages, which could harm our business by reducing sales and increasing expenses. Additionally, in recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of Alcoholic Beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of Alcoholic Beverages, to increase the penalties associated with the misuse of Alcoholic Beverages or to increase the costs associated with the production of Alcoholic Beverages. Over time, these efforts could cause a reduction in the consumption of Alcoholic Beverages generally or an increase in production costs, which could reduce sales and increase expenses and adversely affect our business, financial condition, results of operations and prospects.

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

Fluctuations in our quarterly results of operations and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic, consumer spending patterns and the impacts of the gradual reopening of the offline economy and lessening of restrictions on movement and travel as the COVID-19 pandemic abates. For example, inflation and supply chain factors, such as freight and labor, created pressure on margins during 2021 and the three months ended March 31, 2022. Fluctuations in our quarterly results of operations may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock, particularly post-pandemic. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

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

Our stock price and the trading market for our stock may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures and the research and reports published by industry or financial analysts about us and our business. As a recently public company, we may be slow to attract research coverage, and the analysts who publish information about our common stock may have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own. In addition, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

The majority of our currently outstanding shares of common stock were restricted as a result of securities laws or 180-day lock-up agreements in connection with our IPO but became able to be sold beginning on May 10, 2022.

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
•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•
our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

As a public company, we are required to maintain effective internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41055	3.1	11/17/2021
3.2	Amended and Restated Bylaws	8-K	001-41055	3.2	11/17/2021
10.1	Amendment Number One to Credit Agreement, by and between Winc, Inc., BWSC, LLC and Banc of California, N.A., as successor-by-merger to Pacific Mercantile Bank, dated as of March 25, 2022	8-K	001-41055	10.1	03/28/2022
10.2#	Amended and Restated Winc, Inc. Executive Severance Plan					*
10.3#	Amended and Restated Non-Employee Director Compensation Program					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINC, INC.

Date: May 13, 2022	By:	/s/ Geoffrey McFarlane
Geoffrey McFarlane
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Carol Brault
Carol Brault
Chief Financial Officer (Principal Financial and Accounting Officer)