Form 10-Q
period 2022-06-30
Winc, Inc.
filed 2022-08-11
CIK 1782627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2022, the registrant had 13,281,140 shares of common stock, $0.0001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "could," "would," "project," "plan," "potentially," "preliminary," "likely," and similar expressions are intended to identify forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, are forward-looking statements, including statements regarding:

•
our ability to obtain adequate financing and continue as a going concern;
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
•
our ability to establish and maintain intellectual property protection or avoid claims of infringement; and
•
our ability to hire and retain qualified personnel.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

We have based the forward-looking statements contained in this Quarterly Report on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, as may be updated in our other periodic filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

GLOSSARY

Unless the context otherwise requires, all references in this Quarterly Report to "we," "us," "our," "Winc" or the "Company" refer to Winc, Inc. and its condensed consolidated subsidiaries.

As used in this Quarterly Report, unless the context otherwise requires, reference to:

•
"ABC" means the California Department of Alcoholic Beverage Control;

•
"Alcoholic Beverages" means wine, spirits and beer and the "Alcoholic Beverages market" or "Alcoholic Beverages industry" means the wine, spirits and beer market in the United States;

•
"AOV" means average order value, which, for any period, represents the sum of DTC net revenues divided by the total orders placed in that period;

•
"BoC Credit Agreement" means that certain credit agreement, by and between the Company, BWSC, LLC and Pacific Mercantile Bank, dated as of December 15, 2020, as amended;

•
"BoC Line of Credit" means the revolving line of credit under the BoC Credit Agreement;

•
"CCPA" means the California Consumer Privacy Act of 2018;

•
"core brands" refers to the following brands: (i) "Summer Water" or "SW;" (ii) "Wonders" (formerly "Wonderful Wine Company" or "WWC"); (iii) "Lost Poet" or "LP;" (iv) "Folly of the Beast" or "Folly;" and (v) "Chop Shop" or "Chop;"

•
"CPG" means consumer product goods;

•
"CPRA" means the California Privacy Rights Act of 2020;

•
"DTC" means direct-to-consumer;

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

•
"Multiplier Term Loan" means the term loan under the Multiplier LSA;

•
"OSHA" means the Occupational Safety and Health Administration;

•
"Sarbanes-Oxley Act" means the Sarbanes-Oxley Act of 2002;

•
"SEC" means the U.S. Securities and Exchange Commission;
•
"TTB" means the Alcohol and Tobacco Tax and Trade Bureau; and

•
"USDA" means the U.S. Department of Agriculture.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. "Risk Factors" in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•
Our historical growth may not be indicative of our future growth, and we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
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

PART I—FINANCIAL INFORMATION

Winc, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$4,914	$4,883
Accounts receivable, net of allowance for doubtful accounts and sales returns of $0.2 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively	4,414	2,575
Inventory	26,443	23,888
Prepaid expenses and other current assets	5,362	6,887
Total current assets	41,133	38,233
Property and equipment, net	570	496
Right of use lease assets	4,401	—
Intangible assets, net	11,443	11,537
Other assets	127	122
Total assets	$57,674	$50,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,568	$4,040
Accrued liabilities	6,332	6,762
Contract liabilities	13,577	12,127
Early exercise stock option liability, current	678	922
Lease liabilities, current	1,378	—
Line of credit	6,500	—
Short-term advances	2,620	—
Total current liabilities	34,653	23,851
Lease liabilities, non-current	3,200	—
Early exercise stock option liability, non-current	524	839
Other liabilities	2,078	2,216
Total liabilities	40,455	26,906
Stockholders’ equity:
Common stock, par value $0.0001 per share; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 13,280,402 and 13,214,612, shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	2
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Treasury stock (168,750 shares outstanding as of June 30, 2022 and December 31, 2021)	(7)	(7)
Additional paid-in capital	97,169	95,207
Accumulated deficit	(79,944)	(71,720)
Total stockholders’ equity	17,219	23,482
Total liabilities and stockholders’ equity	$57,674	$50,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$17,642	$17,651	$36,099	$35,116
Cost of revenues	9,966	10,327	20,980	19,953
Gross profit	7,676	7,324	15,119	15,163
Operating expenses:
Marketing	3,115	3,874	5,759	7,979
Personnel	3,778	2,971	7,986	5,387
General and administrative	4,847	3,415	9,680	5,567
Production and operation	42	20	192	54
Creative development	29	115	109	156
Total operating expenses	11,811	10,395	23,726	19,143
Loss from operations	(4,135)	(3,071)	(8,607)	(3,980)
Other income (expense)
Interest expense	(123)	(281)	(146)	(421)
Expense from change in fair value of warrant liabilities	—	(872)	—	(893)
Other income, net	279	312	549	608
Gain on debt forgiveness from Paycheck Protection Program note payable	—	—	—	1,364
Total other income (expense), net	156	(841)	403	658
Loss before provision for income taxes	(3,979)	(3,912)	(8,204)	(3,322)
Income tax expense	4	18	20	15
Net loss	$(3,983)	$(3,930)	$(8,224)	$(3,337)
Net loss per common share:
Basic and diluted	$(0.32)	$(2.06)	$(0.66)	$(1.90)
Weighted-average common shares outstanding:
Basic and diluted	12,481,397	1,909,564	12,446,187	1,754,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	13,214,612	$2	168,750	$(7)	$95,207	$(71,720)	$23,482
Stock-based compensation expense	—	—	—	—	—	—	822	—	822
Vesting of early exercised stock options	—	—	—	—	—	—	329	—	329
Stock cancellation	—	—	(1,234)	(1)	—	—	(39)	—	(40)
Net loss	—	—	—	—	—	—	—	(4,241)	(4,241)
Balance at March 31, 2022	—	—	13,213,378	1	168,750	(7)	96,319	(75,961)	20,352
Stock-based compensation expense	—	—	—	—	—	—	622	—	622
Vesting of early exercised stock options	—	—	—	—	—	—	232	—	232
Vesting of restricted stock units	—	—	67,024	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	(3,983)	(3,983)
Balance at June 30, 2022	—	—	13,280,402	1	168,750	(7)	97,169	(79,944)	17,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Promissory Notes for Common	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock Issued	Capital	Deficit	Deficit
Balance at December 31, 2020	7,266,986	$56,462	945,794	$1	168,750	$(7)	$—	$2,229	$(57,072)	$(54,849)
Stock-based compensation expense	—	—	—	—	—	—	—	72	—	72
Stock option exercises	—	—	875,075	—	—	—	—	1,042	—	1,042
Employee promissory notes issued for the exercise of stock options	—	—	—	—	—	—	(1,046)	—	—	(1,046)
Issuance of Series E Preferred Stock, net of $487 of issuance costs	332,220	4,173	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of $694 of issuance costs	714,272	9,306	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	593	593
Balance at March 31, 2021	8,313,478	69,941	1,820,869	1	168,750	(7)	(1,046)	3,343	(56,479)	(54,188)
Stock-based compensation expense	—	—	—	—	—	—	—	100	—	100
Stock option exercises	—	—	1,234,233	1	—	—	—	585	—	586
Vesting of early exercised stock options	—	—	—	—	—	—	—	5	—	5
Employee promissory notes issued for the exercise of stock options	—	—	—	—	—	—	(2,407)	—	—	(2,407)
Issuance costs of Series E preferred stock	—	(11)
Issuance of Series F Preferred Stock Series warrants	—	(2,034)	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock in connection with an acquisition	71,428	1,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,930)	(3,930)
Balance at June 30, 2021	8,384,906	68,896	3,055,102	2	168,750	(7)	(3,453)	4,033	(60,409)	(59,834)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(8,224)	$(3,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	550	294
Amortization of debt issuance costs	35	85
Stock-based compensation	1,444	172
Bad debt expense	(50)	345
Gain on debt forgiveness - Paycheck Protection Program note payable	—	(1,364)
Change in fair value of warrant liabilities	—	893
Other non-cash	(98)	(17)
Change in operating assets and liabilities:
Accounts receivable	(1,789)	(1,135)
Inventory	(2,555)	(8,271)
Prepaid expenses and other current assets	1,525	(1,053)
Other assets	(6)	(486)
Accounts payable	(472)	2,296
Accrued liabilities	(430)	499
Contract liabilities	1,450	1,936
Other liabilities	(26)	(6)
Net cash used in operating activities	(8,646)	(9,149)
Cash flows from investing activities
Cash paid for asset acquisitions	—	(8,758)
Purchases of property and equipment	(265)	(99)
Capitalized software development costs	(174)	(152)
Net cash used in investing activities	(439)	(9,009)
Cash flows from financing activities
Borrowings on line of credit, net	6,500	1,000
Repayments of long-term debt	—	(833)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	13,309
Proceeds from exercise of employee stock options	—	70
Taxes paid related to restricted stock unit net share settlement	(4)	—
Advances received under financing arrangements	2,620	—
Net cash provided by financing activities	9,116	13,546
Net increase (decrease) in cash	31	(4,612)
Cash at beginning of period	4,883	7,008
Cash at end of period	$4,914	$2,396

Supplemental disclosure of cash flow information
Interest paid	$91	$131
Taxes paid	$5	$37

Noncash investing and financing activities
Deferred offering costs in accounts payable and accrued liabilities	$—	$314
Accrued preferred stock issuance costs	$—	$83
Vesting of early exercised stock options	$561	$5
Right of use assets recorded upon adoption of ASC 842	$5,197	$—
Employee promissory notes issued for stock option exercises	$—	$3,453
Forgiveness of Paycheck Protection Program	$—	$1,364
Issued shares of redeemable convertible preferred stock in connection with acquisitions	$—	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Winc, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Winc") is a Delaware corporation, which was originally incorporated on August 11, 2011. The Company is a producer of innovative alcoholic beverage products available for purchase through wholesale and direct-to-consumer ("DTC") channels. The Company’s products are available in the wholesale channel at premium retailers and restaurants throughout the country, including Whole Foods, Walmart and Target. In the DTC channel, the Company offers dedicated brand websites and participation in its membership rewards program ("Insider Access") that enables consumers to gain access to member-only pricing, emails, newsletters, special offers, and other updates to maximize their experience. Insider Access customers are charged a monthly fee in exchange for credits which the customer may redeem for the Company’s products at any time through the winc.com platform.

The Company develops its products in conjunction with winemakers, vineyards, distillers and manufacturers, both domestically and internationally, which are then transported to a centralized processing and distribution facility on California’s Central Coast.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Winc and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of and for the year ended December 31, 2021 as contained within the Company's filed Annual Report on Form 10-K, as filed with the SEC on March 30, 2022. The Company’s accounting policies are consistent with those presented in the audited condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021 contained in the above-referenced Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Initial Public Offering and Reverse Stock Split

In November 2021, the Company completed its initial public offering ("IPO") through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million.

Concurrent with the IPO, all then-outstanding shares of the Company's redeemable convertible preferred stock were automatically converted into an aggregate of 8,395,808 issued shares of common stock and reclassified into permanent equity. Following the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In advance of the IPO, in October 2021, the Company’s Board of Directors and stockholders approved an 8-to-1 reverse stock split of the Company’s outstanding capital stock. Common stock par value was not affected by the reverse split. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.

Reclassifications

Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements in order to conform to the current period presentation. These reclassifications did not impact any prior amounts of net loss or cash flows.

Going Concern

As of June 30, 2022, the Company had $4.9 million of cash, $6.5 million of outstanding borrowings on the BoC Line of Credit, and an accumulated deficit of $79.9 million. For the six months ended June 30, 2022, the Company had negative cash flows from operating activities of $8.6 million and incurred a net loss of $8.2 million. In June 2022, the Company entered into an amendment to the BoC Credit Agreement (as defined in Note 9), which extended the maturity date of the BoC Line of Credit (as defined in Note 9) to December 31, 2022 and provided for an incremental reduction of the Company's borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date, as further described in Note 9. Since June 30, 2022, the Company has repaid $1.1 million of the outstanding borrowings under the BoC Line of Credit, resulting in an outstanding balance of $5.4 million as of the date of this Quarterly Report on Form 10-Q. Through June 30, 2022, the Company has been dependent on debt and equity financing to fund its operations, including proceeds raised from the IPO.

If the Company is unable to obtain alternative financing, there are no assurances that the Company will be able to repay the BoC Line of Credit at maturity or satisfy its other obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management believes it will continue to require third-party financing to support future operations until the Company achieves profitability. The Company continues to take steps to improve profitability and seek additional sources of capital, including potential opportunities to obtain inventory or accounts receivable factoring and new credit facilities. However, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans. In addition, there can be no assurances that an agreement for additional capital would ultimately be reached or that the additional capital would become available to the Company at all or on terms favorable to the Company. In the event cash flows from operations and factoring or borrowing arrangements are not sufficient, additional sources of financing, such as equity offerings, will be required in order to maintain the Company’s current and planned future operations.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

COVID-19 Pandemic

In response to the COVID-19 pandemic, extraordinary actions were initially taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions throughout the world, including travel bans, quarantines, "stay-at-home" orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While the impacts of the COVID-19 pandemic have generally stabilized during 2021 and 2022 and most of these measures have been rescinded, there remains uncertainty around the broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance, and the Company may be required to take precautionary measures in response to future COVID-19 pandemic developments, including the emergence of new variants. The COVID-19 pandemic has, to date, not had a direct material adverse impact on the Company's results of operations or ability to raise funds to sustain operations. The economic effects of the pandemic and resulting long-term societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it: (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

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

Accounts Receivable and Allowance for Doubtful Accounts

The following table summarizes the allowance for doubtful accounts and sales returns as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Beginning balance	$176	$238
Provision	1,884	4,009
Write-offs, net	(1,812)	(4,071)
Ending balance	$248	$176

Financing Arrangements

In June 2022, the Company entered into an agreement providing for the sale on a non-recourse basis of the proceeds from future sales from its DTC channel to a third-party financial institution in exchange for an advance of a portion of such proceeds. Total available advances under the agreement are $2.9 million, of which $2.6 million has been advanced as of June 30, 2022. In exchange for advances on future DTC sales, 9% of daily DTC receipts are applied towards the balance owed. As the advances are expected to be paid off within one year from being advanced, the balance is classified as Short-term advances on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2022. The Company presents cash proceeds as cash provided from financing activities in the unaudited condensed consolidated statements of cash flows. Fees under the agreement totaling $0.4 million, or 13.5% of the total advance of $2.9 million, are recorded in other income (expense) over the estimated term of the agreement. Eligible discounts, which reduce the fees, totaled less than $0.1 million for the three and six months ended June 30, 2022.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Accounting Standard Codification ("ASC") Leases (ASC 842) which supersedes FASB ASC 840, Leases (ASC 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. On January 1, 2022, the Company adopted ASC 842, which requires the recognition of right-of-use assets ("ROU assets") and related lease liabilities on the balance sheet using a modified retrospective approach. The condensed consolidated financial statements related to periods prior to January 1, 2022 were not restated, and continue to be reported under ASC 840, which did not require the recognition of operating lease assets and liabilities on the balance sheet. As a result, the condensed consolidated financial statements related to periods prior to January 1, 2022 are not entirely comparative with current and future periods. As permitted under ASC 842, the Company elected several practical expedients that permit the Company to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. In addition, the Company has elected not to recognize short-term leases on its balance sheet.

For identified leases, the Company used its incremental borrowing rate to discount the related future payment obligations as of January 1, 2022 to determine its lease liability as of adoption. As of the adoption date, the Company recognized a lease liability of $5.3 million and corresponding ROU assets of $5.2 million; there was no equity impact from the adoption. The difference between the lease liability and the ROU assets primarily represents the existing deferred rent liabilities before adoption, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the ROU assets.

The Company records rent expense for operating leases, including leases of office locations, on a straight-line basis over the lease term. The straight-line calculation of rent expense includes rent escalations on certain leases, as well as lease incentives provided by the landlords, including payments for leasehold improvements and rent-free periods. The Company begins recognition of rent expense on the commencement date, which is generally the date that the asset is made available for use. The lease liability is included in lease liabilities, current and lease liabilities, noncurrent within the condensed consolidated balance sheet, which are reduced as lease related payments are made. The ROU assets are amortized on a periodic basis over the expected term of the lease. See Note 12 for additional information.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), as amended, which sets forth a "current expected credit loss" model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to certain off-balance sheet credit exposures. The standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

Note 3. Acquisition of Assets of Natural Merchants, Inc.

In May 2021, the Company entered into an asset purchase agreement (the "NM Purchase Agreement") pursuant to which it purchased certain assets of a boutique wine importer, primarily consisting of relationships with certain suppliers, for a total purchase price of up to $13.0 million (comprised of up to $12.0 million in cash and $1.0 million in shares of the Company's Series F redeemable convertible preferred stock). The initial purchase price was $8.0 million cash and $1.0 million in shares of the Company's Series F redeemable convertible preferred stock (71,428 shares at $14.00 per share). The additional $4.0 million of cash payments are contingent upon achieving certain performance targets between May 2021 and May 2023 (up to $2.0 million of additional consideration in each year).

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

The Company reassesses the contingent consideration on a quarterly basis and as of June 30, 2022, determined that $1.6 million and $1.8 million was probable of being paid to the seller for the earnout periods ending May 2022 and 2023, respectively.

Subsequent to June 30, 2022, the Company entered into an amendment to the NM Purchase Agreement that, among other things, restructured the payment of the $1.6 million contingent consideration for the earnout period ending May 2022 (the "2021 Earnout Amount") into nine monthly installments beginning September 15, 2022. The amendment also made the repayment of the 2021 Earnout Amount subject to a 10% annualized interest rate, accruing monthly from July 1, 2022. Each of the first eight payments will equal one-twelfth of the balance, and the ninth and final payment will equal the remaining balance. The amendment also provides that the payment of any unpaid amount of the 2021 Earnout Amount may be accelerated under certain circumstances, including in the event the Company secures certain third-party financing or undergoes a change of control or sale of all or substantially all of its assets.

The Company recognized amortization expense related to the acquired intangible assets of $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.3 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.

Note 4. Inventory

Inventory consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$3,877	$5,615
Finished goods	22,279	18,086
Packaging	287	187
Total inventory	$26,443	$23,888

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid wine crushing services	$2,461	$3,045
Prepaid freight	1,292	1,484
Prepaid merchant fees	454	349
Prepaid software licenses	442	861
Prepaid insurance and benefits	400	842
Prepaid other	313	306
Total prepaid expenses and other current assets	$5,362	$6,887

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Leasehold improvements	$222	$370
Furniture and fixtures	210	763
Machinery and equipment	207	337
Computers and server equipment	206	257
Purchased software and licenses	—	132
	845	1,859
Less: accumulated depreciation	(275)	(1,363)
Total property and equipment, net	$570	$496

Depreciation expense totaled less than $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.1 million for both the six months ended June 30, 2022 and 2021, respectively.

Note 7. Intangible Assets, Net

Intangible assets consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Supplier relationships gained in acquisition	$11,464	$11,373
Capitalized software	2,455	2,322
Website development	132	168
	14,051	13,863
Less: accumulated amortization	(2,608)	(2,326)
Total intangible assets, net	$11,443	$11,537

Amortization related to acquired intangible assets (see Note 3) and capitalized software totaled $0.2 million for both the three months ended June 30, 2022 and 2021, and $0.5 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively. The following table summarizes amortization expense expected to be recognized for the Company's intangible assets, described above, as of the date presented (in thousands):

June 30,
2022
2022	$450
2023	849
2024	716
2025	598
2026	573
Thereafter	8,257
Total	$11,443

Note 8. Accrued Liabilities and Other Liabilities

Accrued liabilities consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Inventory received not billed	$3,002	$1,599
Accrued contingent consideration	1,597	1,563
Accrued payroll liabilities	368	914
Accrued marketing	331	701
Accrued professional fees	161	797
Accrued shipping	119	193
Accrued alcohol and tobacco tax	89	140
Other	665	855
Total accrued liabilities	$6,332	$6,762

As of June 30, 2022 and December 31, 2021, Other liabilities on the unaudited condensed consolidated balance sheets consisted primarily of $1.8 million of long-term accrued contingent consideration expected to be paid during the year ended December 31, 2023 (See Note 3).

Note 9. Debt

Credit Facilities

In December 2020, the Company entered into a Credit Agreement with Pacific Mercantile Bank (the "BoC Credit Agreement") for a $7.0 million line of credit (the "BoC Line of Credit"). Pacific Mercantile Bank was subsequently acquired by the Banc of California in October 2021. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate (the Prime Rate was 4.75% as of June 30, 2022 and 3.25% as of December 31, 2021). In June 2022, the Company entered into an amendment to the BoC Credit Agreement, which among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of the Company's borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date as presented below (in thousands), as follows:

For the Period Beginning:	Borrowing Capacity
July 1, 2022	$6,500
August 1, 2022	5,500
September 1, 2022	4,500
October 1, 2022	3,500
November 1, 2022	2,500
December 30, 2022	—

The balance on the BoC Line of Credit as of June 30, 2022 and December 31, 2021 was $6.5 million and zero, respectively. The Company was in compliance with the credit agreement covenants as of June 30, 2022. The carrying value of the BoC Line of Credit approximates its fair value because the interest rates are based on established market rates. Since June 30, 2022, the Company has repaid $1.1 million of the outstanding borrowings under the BoC Line of Credit, resulting in an outstanding balance of $5.4 million as of the date of this Quarterly Report on Form 10-Q.

In December 2017, the Company entered into a Loan and Security Agreement with Multiplier Capital for a term loan of $5.0 million (the "Multiplier Term Loan"). While outstanding, the Multiplier Term Loan had a maturity date of June 29, 2022 and bore interest at a variable annual rate equal to 6.25% above the Prime Rate, with a minimum interest rate of 11.5% and a maximum interest rate of 14.0%. In November 2021, the Company extinguished the Multiplier Term Loan and repaid the remaining outstanding principal and interest of $2.5 million.

Interest expense on the BoC Line of Credit and Multiplier Term Loan was $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

Paycheck Protection Program Loan

In April 2020, the Company received a Paycheck Protection Program loan administered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act. The Company received a $1.4 million loan from Western Alliance Bank to help maintain payroll and operations through the period impacted by the COVID-19 pandemic. The Company applied for and was granted loan forgiveness for the full principal balance in March 2021 prior to making any interest or principal payments. Accordingly, the Company recognized $1.4 million upon forgiveness within the Gain on debt forgiveness from Paycheck Protection Program note payable caption on the unaudited condensed consolidated statement of operations during the six months ended June 30, 2021.

Note 10. Warrants

In connection with certain past debt and equity financings, the Company issued the following warrants, all of which were exercisable upon issuance:

Date Issued	Number of Shares	Price per Share	Expiration Date
April 15, 2016	2,862	$10.48	April 15, 2026
December 7, 2017	834	$10.48	December 7, 2024
December 29, 2017	107,455	$10.48	December 29, 2027
April 6, 2021	288,476	$14.00	April 6, 2026
November 10, 2021	50,769	$14.30	November 10, 2026

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

Upon completing the IPO, which occurred in November 2021, the warrants then met the conditions for equity classification as they became exercisable into common stock in conjunction with the IPO. As the warrants were still classified as liabilities as of June 30, 2021, they were remeasured as of that date using the following assumptions.

Six Months Ended June 30,
2021
Risk free interest rates	0.87% - 1.45%
Expected term (in years)	2.01 - 6.50
Dividend yield	—
Expected volatility	60%
Fair value of common stock	$16.88

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

Note 12. Leases

The Company leases fulfillment centers and other facilities under operating lease arrangements from third parties. The lease terms are generally specified in the respective lease agreement, however certain agreements provide for lease term extensions or early termination options. To determine the period for the estimated future lease payments, the Company evaluates whether it is reasonably certain that it will exercise an extension or termination option at the commencement date. The Company makes payments on a monthly basis for each of its five non-cancelable operating leases, which expire at various times between July 2022 and September 2024. The Company has one lease with a term less than one year for which it is not likely to exercise a renewal option, with future lease commitments totaling less than $0.1 million.

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

In determining operating ROU assets and lease liabilities for the Company's existing operating leases upon adoption of the new lease guidance in January 2022 (see Note 2), the Company was required to estimate an appropriate incremental borrowing rate on a fully collateralized basis for the term of the leases. The estimate of this rate requires judgment and considers factors such as interest rates available to the Company on a fully collateralized basis and other corporate index yields for terms similar to its leases.

The table below presents the Company's weighted average lease term and discount rate of its operating leases as of the date presented:

June 30,
2022
Weighted average remaining lease term	9 years
Weighted average discount rate	7.4%

The table below presents total lease cost for the periods presented (in thousands):

Lease cost	Statement of Operations Location	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Operating lease cost	General and administrative expense	$463	$928

The table below presents the effect of lease payments on the Company's unaudited condensed consolidated statement of cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$1,305	$1,090

Future lease payments as of June 30, 2022 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (six months)	$941
2023	1,219
2024	533
2025	362
2026	374
Thereafter	2,525
Total lease payments	5,954
Less: Amounts representing interest	(1,376)
Lease liability	$4,578

Future minimum rental payments on operating leases as of December 31, 2021 were as follows (in thousands):

December 31,
Year Ending December 31,	2021
2022	$2,007
2023	918
2024	181
Total	$3,106

The Company is a sublessor under two non-cancelable sublease agreements. Both subleases are set to expire in January 2023, at which time the respective head leases also expire. Minimum future sublease rental income under the non-cancelable operating subleases as of the date presented are as follows (in thousands):

June 30,
2022
2022 (six months)	$357
2023	67
Total	$424

Sublease rental income totaled $0.3 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

Note 13. Stock-Based Compensation

The Company uses stock-based compensation awards to incentivize employees and other individuals who render services to the Company by providing opportunities to acquire stock in the Company. In August 2013, the Company adopted the Company's 2013 Stock Plan, as amended from time to time (the "2013 Stock Plan"). In November 2021, the Company adopted the Company's 2021 Incentive Award Plan (the "2021 Equity Plan"). The 2013 Stock Plan was terminated in connection with the effectiveness of the 2021 Equity Plan, and the Company ceased making any further awards under the 2013 Stock Plan. Outstanding awards granted under the 2013 Stock Plan remained outstanding, subject to the terms of the 2013 Stock Plan and applicable award agreements.

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

The Compensation Committee of the Company’s Board of Directors administers the 2021 Equity Plan, selects the individuals to whom equity awards will be granted, determines the type of equity award and number of shares to be granted and sets the terms of the awards.

Incentive stock options and non-statutory stock options granted pursuant to the terms of the 2021 Equity Plan cannot be granted with an exercise price of less than 100% of the fair market value of the underlying Company stock on the date of the grant (110% if the incentive stock option is issued to an individual that owns more than 10% of the Company’s outstanding voting stock). The term of the options granted under the 2021 Equity Plans cannot be greater than 10 years (five years for incentive stock options granted to an individual that owns more than 10% of the Company’s outstanding voting). Options granted generally vest as to 25% of the award on the one-year anniversary of the date of grant with the remaining balance vesting equally on a quarterly basis over the subsequent three years, subject to continued service through the applicable vesting date.

Except for RSUs granted under the Amended and Restated Director Compensation Program ("Director Compensation Program") described below, RSUs granted generally vest as to 25% of the award on the one-year anniversary of the date of grant with the remaining balance vesting equally on a quarterly basis over the subsequent three years, subject to continued service through the applicable vesting date. Options and RSUs granted under the 2021 Equity Plan accelerate for certain participants upon a change in control, as defined in the 2021 Equity Plan.

In addition, the Company's Board of Directors has adopted the Amended and Restated Non-Employee Director Compensation Program, under which the Company's non-employee directors are eligible to receive initial and annual RSU awards under the 2021 Equity Plan. Annual RSU grants granted pursuant to the Amended and Restated Director Compensation Program vest 100% on the earlier of (i) the one-year anniversary of the grant date or (ii) the date of the Company's next annual meeting of stockholders following the grant date, subject to continued service through the applicable vesting date. In addition, the vesting of grants under the Director Compensation Program will accelerate upon certain changes in control of the Company. Compensation under the Director Compensation Program is subject to the limit on non-employee director compensation set forth in the 2021 Equity Plan, which provides that the sum of any cash compensation and the aggregate grant date fair value of all awards granted to a non-employee director as compensation for services as a non-employee director with respect to any fiscal year of the Company shall not exceed $500,000.

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for incentive stock options granted to employees and on the reporting date for non-employees. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company estimates expected volatility based on historical and implied volatility data of comparable companies. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. There were no options granted during the six months ended June 30, 2022.

The following table summarizes the key valuation assumptions for options granted for the period presented:

Six Months Ended June 30,
2021
Risk free interest rates	0.98% – 1.11%
Expected term (in years)	5.53 – 6.12
Dividend yield	—
Expected volatility	36.91% - 37.10%
Fair value	$1.84 - $2.00

The following table summarizes stock option activity under the Company’s stock-based compensation plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	563,613	$3.71	7.61	$871
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited	(111,573)	4.49	—	—
Expired	(48,290)	3.39	—	—
Outstanding as of June 30, 2022	403,750	3.53	6.03	40,151
Vested and exercisable as of June 30, 2022	297,923	$3.04	5.11	$38,885

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. Total unvested and unexercised shares under options as of June 30, 2022 and December 31, 2021, totaled 105,827 and 327,405, respectively.

The total fair value of shares under options vested and unexercised as of June 30, 2022 and December 31, 2021 was $0.5 million and $1.2 million, respectively. Total unrecognized compensation cost related to unvested stock options as of June 30, 2022 is $1.1 million and is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

A summary of restricted stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2021	56,900	$13.00
Granted	1,072,297	5.13
Canceled	(201,486)	12.61
Vested and released	(68,447)	7.24
Restricted stock units outstanding at June 30, 2022	859,264	4.62

At June 30, 2022, there was $3.6 million of total unrecognized stock-based compensation cost related to these RSUs which is expected to be recognized over a weighted-average period of 2.5 years.

Stock-Based Compensation Expense

Total stock-based compensation expense was $0.6 million and $0.1 million, for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, and is recognized as a personnel expense in the unaudited condensed consolidated statement of operations.

Common Stock Subject to Repurchase

The 2013 Stock Plan allowed for the early exercise of stock options for certain individuals, as determined by the Board of Directors. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. Upon termination of service, the Company may, in its discretion, repurchase unvested shares acquired through early exercise of stock options at a price equal to the additional stock-based compensation expense price per share paid upon the exercise of such options. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding on the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit).

During the year ended December 31, 2021, options to purchase 1,055,964 shares of common stock were exercised early. The Company had a liability of $1.2 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively, related to early exercises of stock options, which is recorded as an early exercise stock option liability in the condensed consolidated balance sheets. The liability is reclassified into stockholders’ equity (deficit) as the awards vest.

At June 30, 2022, 323,475 shares of common stock subject to repurchase related to stock options early exercised and unvested were outstanding.

In June 2019, the Company granted performance-based stock option awards to purchase a total of 375,000 shares of common stock to certain executive employees. These awards vest and become exercisable immediately prior to the consummation of a qualifying corporate transaction based on the achievement of certain enterprise valuation goals in connection with the corporate transaction. These vesting events were not determined to be probable of occurring as of June 30, 2022 and were never determined to be probable of occurring in the past. As such, the Company has not recognized any compensation costs related to the awards as of June 30, 2022. Until the performance condition is considered probable of being met, if at all, the Company will not recognize stock-based compensation expense. If the assessment of the probability of the performance condition being met changes, the net impact of the change in estimate would be recognized in the period of change.

These awards were early exercised in May 2021, and therefore, are recorded within the early exercise stock option liability in the Company's condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The awards will remain classified within the early exercise stock option liability until the sooner of the date the performance condition be met or the award cancellation date.

Employee Promissory Notes

In February, April and May 2021, the Company entered into full recourse promissory notes with its CEO, General Counsel, President, CFO, and COO related to stock option exercises for a total of 915,721 shares, 200,606 shares, 715,500 shares, 127,296 shares, and 125,000 shares, respectively. Prior to their forgiveness, the notes issued in February and April accrued interest at 2.25% per annum and the notes issued in May accrued interest at 4.07% per annum, compounding annually. The promissory notes were prepayable at any time at the option of the employee and were payable at the earlier of: (i) the date of any sale, transfer or other disposition of all or any portion of the purchased shares, (ii) five years from the date of the promissory note, or (iii) the latest date repayment must be made to prevent a violation of Section 13(k) of the Securities Exchange Act of 1934.

In September 2021, the Company's Board of Directors approved the forgiveness of all outstanding principal and accrued interest for each of the promissory notes.

Employee Stock Purchase Plan

Eligible employees qualify to receive the grant of rights to purchase common stock under the Company's 2021 Employee Stock Purchase Plan ("2021 ESPP"). Eligible employees are those that do not own stock possessing 5% or more of the total combined voting power or value of all common stock of the Company, a parent or a subsidiary. Under the 2021 ESPP, the Company is authorized to issue up to 262,864 shares of its common stock, of which none have been issued as of June 30, 2022. On January 1st of each year, shares available for issuance under the 2021 ESPP Plan may be increased pursuant to its terms. There is no financial impact of this plan for the three or six months ended June 30, 2022.

Note 14. Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating U.S. employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees aged 21 and older are eligible to contribute to the plan starting 30 days after their employment date. Once eligible, participants are automatically enrolled to contribute 6% of eligible compensation or may elect to contribute a whole percentage of their eligible compensation subject to annual Internal Revenue Code limits. The Company made no contributions during the six months ended June 30, 2022 or the year ended December 31, 2021.

Note 15. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Amended and Restated Certification of Incorporation

In accordance with the Company's Amended and Restated Certificate of Incorporation dated November 15, 2021, the Company is authorized to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and up to 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share.

Common Stock

As of June 30, 2022, the Company had one class of common stock with a par value of $0.0001. There were 13,280,402 shares issued and outstanding as of June 30, 2022.

In November 2021, the Company completed its IPO through an underwritten sale of 1,692,308 shares of its common stock at a price of $13.00 per share. The aggregate proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $17.7 million. Additionally, the Company entered into a six-month consulting agreement for investor relations through which the consultant was compensated with 50,000 shares of common stock and cash consideration of $0.5 million.

Preferred Stock

As of June 30, 2022, the Company had one class of undesignated preferred stock with a par value of $0.0001. There were no preferred shares issued and outstanding as of June 30, 2022.

Redeemable Convertible Preferred Stock

The Company previously issued redeemable convertible preferred stock prior to the IPO. Concurrent with the closing of the IPO in November 2021, all then-outstanding shares of the Company's redeemable convertible preferred stock were automatically converted into an aggregate of 8,395,808 shares of common stock and were reclassified into permanent equity. Following the IPO and as of June 30, 2022, there were no shares of redeemable convertible preferred stock outstanding.

Note 16. Segment Information

The Company evaluates its business and allocates resources based on its two reportable business segments: DTC and wholesale. The Company has a non-reportable segment that is comprised of a small business line focused on testing new products to determine if they have long-term viability to grow in the DTC and wholesale distribution channels. Corporate non-segment includes general and administrative expenses, interest expense and other non-segment specific income and expense items. The Company does not report asset information by segment because that information is not used to evaluate Company performance or allocate resources between segments.

The Company evaluates its segments' performance based on Gross Profit (calculated in accordance with GAAP).

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	For the Three Months Ended
	June 30, 2022
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$11,097	$6,337	$208	$—	$17,642
Cost of revenues	5,885	3,916	165	—	9,966
Gross profit	5,212	2,421	43	—	7,676
Operating expenses	(4,674)	(1,902)	—	(5,235)	(11,811)
Interest expense	—	—	—	(123)	(123)
Other income (expense), net	—	—	—	279	279
Income (loss) before income taxes	$538	$519	$43	$(5,079)	$(3,979)

	For the Three Months Ended
	June 30, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$12,579	$4,789	$283	$—	$17,651
Cost of revenues	7,562	2,641	124	—	10,327
Gross profit	5,017	2,148	159	—	7,324
Operating expenses	(4,758)	(1,383)	(404)	(3,850)	(10,395)
Interest expense	—	—	—	(281)	(281)
Change in fair value of warrant liabilities	—	—	—	(872)	(872)
Other income (expense), net	—	—	—	312	312
Income (loss) before income taxes	$259	$765	$(245)	$(4,691)	$(3,912)

	For the Six Months Ended
	June 30, 2022
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$24,408	$11,300	$391	$—	$36,099
Cost of revenues	13,557	7,136	287	—	20,980
Gross profit	10,851	4,164	104	—	15,119
Operating expenses	(8,481)	(3,292)	(394)	(11,559)	(23,726)
Interest expense	—	—	—	(146)	(146)
Change in fair value of warrant liabilities	—	—	—	—	—
Other income (expense), net	—	—	—	549	549
Income (loss) before income taxes	$2,370	$872	$(290)	$(11,156)	$(8,204)

	For the Six Months Ended
	June 30, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$26,852	$7,624	$640	$—	$35,116
Cost of revenues	15,356	4,323	274		19,953
Gross profit	11,496	3,301	366	—	15,163
Operating expenses	(10,288)	(2,205)	(887)	(5,763)	(19,143)
Interest expense	—	—	—	(421)	(421)
Change in fair value of warrant liabilities	—	—	—	(893)	(893)
Other income (expense), net	—	—	—	608	608
Gain on debt forgiveness from Paycheck Protection Program	—	—	—	1,364	1,364
Income (loss) before income taxes	$1,208	$1,096	$(521)	$(5,105)	$(3,322)

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

The following securities were excluded due to their anti-dilutive effect on net loss per common share recorded for the periods presented:

	Three and Six Months Ended June 30,
	2022	2021
Stock options outstanding	403,750	561,079
Unvested stock options early exercised	323,475	442,974
Unvested performance-based stock options early exercised	375,000	375,000
Redeemable convertible preferred stock	—	8,384,906
Warrants to purchase common stock	450,396	403,698
Restricted stock units outstanding	859,264	—
Total	2,411,885	10,167,657

Note 18. Income Taxes

The components of income tax expense are as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current:
Federal	$—	$—	$—	$—
State	4	18	20	15
Total current	4	18	20	15
Total provisions for (benefit from) income taxes	$4	$18	$20	$15

The Company's effective tax rate was (0.10)% and (0.45)% for the three months ended June 30, 2022 and 2021, respectively, and (0.25)% and (0.46)% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three and six months ended June 30, 2022 and 2021 differ from the U.S. federal statutory tax rates primarily due to a full valuation allowance related to the Company's deferred tax assets offset by state taxes.

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

As of June 30, 2022, the Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2022, the Company had no accrual for the payment of interest or penalties.

Note 19. Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued. Except as disclosed below and elsewhere, no events have occurred subsequent to June 30, 2022 requiring disclosure or recording in the consolidated financial statements. In August 2022, the Company entered into an amendment to the NM Purchase Agreement with the seller that, among other things, restructured the payment of the 2021 Earnout Amount (See Note 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022, and with the unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled "Risk Factors" and "Special Note Regarding Forward-Looking Statements" contained elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to "we," "us," "our," "Winc" or the "Company" refer to Winc, Inc. and its consolidated subsidiaries.

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

As product innovators focused on building durable brands that consumers love, we have developed a proprietary process, called Ideate, Launch and Amplify, that has allowed us to consistently produce quality wine brands in a capital-efficient fashion. We believe this process is unique within the Alcoholic Beverages industry, incorporating the "Best of the New" and "Best of the Old" aspects of Alcoholic Beverages brand creation in a truly omni-channel fashion. The "Best of the New" is highlighted by our data-rich DTC relationships via the Winc digital platform. This data is a critical competitive advantage that we use to help shape the ideation and development of our brands. Our digitally native roots also provide us with a strong core competency in digital marketing and data analytics that allows us to interact in a more targeted and direct fashion with end-consumers and Amplify brands in ways the legacy Alcoholic Beverages companies have yet to consistently utilize. Our "Best of the Old" strategy is encompassed by our appreciation of the value creation potential and durable power of proprietary brand development, as well as the scale benefits that can be achieved by leveraging the legacy wholesale distribution channel, through which the vast majority of wine is still purchased. We view our omni-channel platform as highly complementary because it creates a positive feedback loop where incremental scale on either side of our platform begets scale and success on the other.

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

As we continue to execute on our omni-channel strategy, we have demonstrated success by growing net revenues, continuing to improve our online operational metrics, expanding our wholesale distribution, and increasing the efficiency of our brand development process. The following financial and operational results were achieved during the three and six months ended June 30, 2022 and 2021:

•
net revenues remained stable for the three months ended June 30, 2022 and 2021, at $17.6 million and $17.7 million, respectively and grew by 2.8% to $36.1 million from $35.1 million for the six months ended June 30, 2022 and 2021, respectively;
•
wholesale net revenues increased 32.3% to $6.3 million from $4.8 million for the three months ended June 30, 2022 and 2021, respectively, and by 48.2% to $11.3 million from $7.6 million for the six months ended June 30, 2022 and 2021, respectively.
•
we expanded our retail accounts sold by 15.9% from 8,170 from 7,049 for the three months ended June 30, 2022 and 2021, respectively, and by 65.7% to 12,990 from 7,839 for the six months ended June 30, 2022 and 2021, respectively;
•
we generated a net loss of $4.0 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively and a net loss of $8.2 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively; and
•
our Adjusted EBITDA loss increased to $3.0 million for the three months ended June 30, 2022 from $2.5 million for the three months ended June 30, 2021 and increased to $6.1 million for the six months ended June 30, 2022 from $2.9 million for the six months ended June 30, 2021.

See the section titled "Non-GAAP Financial Measures" for information regarding Adjusted EBITDA, including a reconciliation to the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Impact of COVID-19

The COVID-19 pandemic significantly accelerated consumer adoption of a wide variety of at-home delivery services, including in the Alcoholic Beverages sector. Restrictions adopted during the height of the pandemic included limited operating hours at restaurants and bars, reduced capacity at dining and other venues and decreased consumer interest in frequenting public gathering spaces. While it is difficult to quantify the full impact the COVID-19 pandemic had on the wholesale channel as a whole, we believe the rate of growth for our wholesale net revenues from 2020 through the first quarter of 2021 was impaired due to the restrictions noted above, specifically with respect to on-premise sales at venues such as restaurants and bars. We believe our first quarter 2022 wholesale net revenues, compared to that of 2021, benefited from the easing or lifting of COVID-19 restrictions.

We do not believe COVID-19 had a direct material impact on DTC demand or wholesale net revenues for the three months ended June 30, 2022 or 2021.

Although the global economy has begun to recover and the widespread availability of vaccines has encouraged greater economic activity, we are continuing to monitor the situation, including the emergence of new variants of the virus, and we cannot predict for how long, or the ultimate extent to which, the pandemic may impact our operations, the markets in which we operate and consumer behavior.

Key Factors Affecting Our Performance and Growth

The Alcoholic Beverages market represents one of the largest total addressable market opportunities in the CPG landscape, and, within the Alcoholic Beverages market, the wine industry is a sizable market. We believe we are one of the few wine companies that is connecting with both the next generation of consumers who prefer to shop online and the legacy wholesale distribution channel, and we believe that this omni-channel approach will lead to a significant and expanding market opportunity. With a strong portfolio of brands and driven sales and performance marketing teams, we believe we have the potential to seize a larger portion of the U.S. Alcoholic Beverages market.

Our primary goal is to grow by building a portfolio of durable brands that consumers love. As we strengthen our portfolio of brands and increase our brand awareness, we believe that it will become easier to acquire DTC consumers and grow our wholesale business. Our DTC channel net revenues decreased by 11.8% and 9.1% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. DTC represented 62.9% and 67.6% of our total net revenues for the three and six months ended June 30, 2022, respectively. Our wholesale channel net revenues grew 32.3% and 48.2% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. Wholesale represented 35.9% and 31.3% of our total net revenues for the three and six months ended June 30, 2022, respectively. The remainder of revenue was generated through our non-reportable segment that is comprised of a small business line focused on testing new products to determine if they have long-term viability to grow in the DTC and wholesale distribution channels.

Our DTC channel growth slowed in 2021 as COVID-19 restrictions were eased or lifted, and, as we take steps to improve profitability, our DTC channel may experience periods of stable or declining net revenues. The significant growth within the wholesale channel during the period was fueled primarily by an increase in retail accounts, more of our products being sold at each retailer and an acceleration in the rate at which products sell at retail accounts. These factors were further amplified by our May 2021 purchase of certain assets of Natural Merchants, Inc. We believe wholesale net revenues will continue to increase as a percentage of total net revenues. Overall, we continue to see demand for our organic portfolio as consumers demand organic, better for you, and natural wines.

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

Innovation

Ideation, development and innovation are core elements underpinning our growth strategy. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. While we launched an aggregate of seven innovation brands during 2021 and 2020, we have made additional investments in our product development capabilities, which should allow us to iterate faster and more efficiently in the future. Our ability to successfully Ideate, Launch and Amplify new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

Execution of Omni-Channel Strategy

The continued execution of our omni-channel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to maintain and grow our DTC channel by driving increased consumer traffic to our digital platform. We believe our digital platform is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our wholesale channel is focused on relationships with leading national distributors and retailers that have broadened our consumer reach, raised our brand awareness and allowed us to achieve additional scale. We aim to strengthen these relationships to further increase their benefit, and we believe that investments in our DTC channel may enable us to drive the performance of our existing wholesale brands and effectively launch successful new core products into our wholesale channel, thereby creating a wholesale brand portfolio that is increasingly attractive to distributors and retail accounts. Our ability to execute this strategy will depend on a number of factors, such as distributors’ and retailers’ satisfaction with the sales of our products, our ability to develop high-quality and culturally relevant brands and our introduction of innovative products.

Going Concern

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been to fund working capital requirements, debt service payments, and operating expenses. As of June 30, 2022, we had cash on hand of $4.9 million, inventory of $26.4 million, total current assets of $41.1 million, and total current liabilities of $34.7 million. As of June 30, 2022, we had outstanding borrowings of $6.5 million on the BoC Line of Credit.

In June 2022, we entered into an amendment to the BoC Credit Agreement, which among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of our borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date as follows: (i) for the period beginning July 1, 2022, $6.5 million; (ii) for the period beginning August 1, 2022, $5.5 million; (iii) for the period beginning September 1, 2022, $4.5 million; (iv) for the period beginning October 1, 2022, $3.5 million; (v) for the period beginning November 1, 2022, $2.5 million; and (vi) for the period beginning December 30, 2022, zero.

We continue to seek additional sources of capital, but there can be no assurance that we will be able to obtain required capital on acceptable terms, if at all. If we are unable to obtain alternative financing, there are no assurances that we will be able to repay the BoC Line of Credit at maturity or satisfy our other obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Key Financial and Operating Metrics

In addition to the measures presented in our financial statements, we use the following key financial and operational metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	in thousands, except for average order value and retail accounts
DTC
DTC net revenues	$11,097	$12,579	$24,408	$26,852
DTC gross profit	5,212	5,017	10,851	11,496
Average order value	83.55	71.40	78.87	69.20
Wholesale
Wholesale net revenues	$6,337	$4,789	$11,300	$7,624
Wholesale gross profit	2,421	2,148	4,164	3,301
Retail accounts	8,170	7,049	12,990	7,839
Consolidated
Net loss margin	-22.6%	-22.3%	-22.8%	-9.5%
Adjusted EBITDA¹	$(2,954)	$(2,474)	$(6,064)	$(2,906)
Adjusted EBITDA margin¹	-16.7%	-14.0%	-16.8%	-8.3%

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

We increased AOV by 17.0%, to $83.55 from $71.40 for the three months ended June 30, 2022 and 2021, respectively, and by 14.0% to $78.87 from $69.20 for the six months ended June 30, 2022 and 2021, respectively, as a result of ongoing initiatives aimed at optimizing customer activity. AOV in the three and six months ended June 30, 2022 was positively impacted by a 40.6% and 28.4% decrease in first-time orders, respectively, which contributed to the increased AOV because first-time orders offer significant discounts.

Retail Accounts

Retail account growth is a key metric for our continued growth in wholesale as it is a measure of how widely our products are distributed. The metric represents the number of retail accounts in which we sold our products in a given period.

We expanded our retail accounts sold by 15.9% from 8,170 from 7,049 for the three months ended June 30, 2022 and 2021, respectively, and by 65.7% to 12,990 from 7,839 for the six months ended June 30, 2022 and 2021, respectively.

Components of Results of Operations

We evaluate our business and allocate resources among our reportable business segments: (i) DTC and (ii) wholesale.

Net Revenues

We generate net revenues from the following revenue streams:

DTC — We define DTC net revenues as net revenues generated from consumers through our monthly membership or individual orders on our digital platform. Members are charged a monthly membership and are awarded credits in the same monetary value. Members can then utilize their credits to purchase our brand wines at their discretion. Members have the option to skip monthly charges, accumulate credits or use credits when purchased so that the membership is tailored to everyone’s preference and lifestyle. Additionally, we have dedicated brand websites that generate orders and net revenues for certain of our core brands.

Contract Liabilities — Contract liabilities, also referred to as deferred revenues, arise as a result of the Winc.com subscription model. Deferred revenues represent payments received from consumers in advance of ordering goods and are referred to as "credits". Winc.com members are charged a monthly fee and are awarded credits equivalent to the monetary value. Members are then able to utilize member credits at their leisure to place an order on our website. Revenue is recognized when the member takes control of the ordered goods, at delivery. Credits do not expire or lose value over periods of inactivity. We are not required by law to escheat the value of unredeemed credits. Based on historical redemption rates, a percentage of gift cards and prepaid credits will not be redeemed, which is referred to as "breakage." Breakage revenue is recognized in proportion to the pattern of redemption by our customers, which we determined to be the historical redemption rate. Breakage related to prepaid credits and gift cards is reported in DTC net revenues.

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

We anticipate our operating expenses will decrease as a percentage of revenue over the remainder of 2022 as a result of business growth and continued cost containment to improve profitability. We believe we have sufficient personnel to support public company operations and scale the business for future growth.

Other Income and Expense

Other income and expense consist primarily of interest expense associated with our credit facilities, rental income from sublease agreements, gains from the forgiveness of debt, and changes in fair value of warrants that were issued in connection with past financing transactions. See "— Liquidity and Capital Resources — Credit Facilities."

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

DTC

The following table summarizes the results of operations for our DTC reportable segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change $	Change %
DTC net revenues	$11,097	$12,579	$(1,482)	-11.8%
DTC cost of revenues	5,885	7,562	(1,677)	-22.2%
DTC gross profit	$5,212	$5,017	$195	3.9%

DTC Net Revenues

DTC net revenues for the three months ended June 30, 2022 was $11.1 million, compared to $12.6 million for the three months ended June 30, 2021, a decrease of $1.5 million or 11.8%. This decrease was primarily driven by a 30.2% decrease in order volume period over period, partially offset by a 17.0% increase in AOV. We believe the decrease in order volume was driven by a decrease in digital marketing spend as compared to the second quarter of 2021. During the three months ended June 30, 2022, we had a 40.6% decrease in first-time orders, which contributed to the increased AOV and gross profit period over period because first-time orders offer significant discounts.

DTC Cost of Revenues

DTC cost of revenues for the three months ended June 30, 2022 was $5.9 million, compared to $7.6 million for the three months ended June 30, 2021, a decrease of $1.7 million or 22.2%. The decrease in DTC cost of revenues is primarily due to the decrease in DTC net revenues. DTC cost of revenues as a percentage of DTC net revenues decreased approximately 700 basis points, resulting in increased margin. Improved product costs resulted in a $0.6 million decrease, as well as decreased shipping and warehouse labor costs of $0.5 million due to order processing efficiencies.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit for the three months ended June 30, 2022 was $5.2 million, compared to $5.0 million for the three months ended June 30, 2021, an increase of $0.2 million or 3.9%.

Wholesale

The following table summarize the results of operations for our wholesale reportable segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change $	Change %
Wholesale net revenues	$6,337	$4,789	$1,548	32.3%
Wholesale cost of revenues	3,916	2,641	1,275	48.3%
Wholesale gross profit	$2,421	$2,148	$273	12.7%

Wholesale Net Revenues

Wholesale net revenues for the three months ended June 30, 2022 was $6.3 million, compared to $4.8 million for the three months ended June 30, 2021, an increase of $1.5 million or 32.3%. Growth in wholesale net revenues was attributable to increased sales volume in this channel. We increased our cases sold by 33.1% to 75,140 for the three months ended June 30, 2022 from 56,451 for the three months ended June 30, 2021.

During the three months ended June 30, 2022, one wholesale distributor accounted for approximately 13.6% of wholesale net revenues. During the three months ended June 30, 2021, another wholesale distributor accounted for approximately 12.2% of wholesale net revenues.

Wholesale Cost of Revenues

Wholesale cost of revenues for the three months ended June 30, 2022 was $3.9 million, compared to $2.6 million for the three months ended June 30, 2021, an increase of $1.3 million or 48.3%. The increase in wholesale cost of revenues was primarily attributable to the increase in wholesale net revenues for the period, as well as a shift in product mix to an increased percentage of sales of imported wines with higher freight costs and lower overall margins but that offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics. This increase was partially offset by $0.5 million in lower product costs due to strategic sourcing.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit for the three months ended June 30, 2022 was $2.4 million compared to $2.1 million for the three months ended June 30, 2021, an increase of $0.3 million or 12.7%.

Other Non-Reportable

The following table summarizes the results of operations for our other non-reportable segments for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change $	Change %
Other non-reportable net revenues	$208	$283	$(75)	-26.5%
Other non-reportable cost of revenues	165	124	41	33.1%
Other non-reportable gross profit	$43	$159	$(116)	-73.0%

Other Non-Reportable Net Revenues

Other non-reportable net revenues for the three months ended June 30, 2022 was $0.2 million, compared to $0.3 million for the three months ended June 30, 2021, a decrease of $0.1 million or 26.5%. The decrease in other net revenues was primarily attributable to $0.1 million lower net revenues of Wonders (formerly Wonderful Wine Company) due to decreased marketing spend as advertising priorities shifted during the period and $0.1 million lower net revenues from innovation projects, partially offset by sales of bulk wine inventory during the three months ended June 30, 2022.

Other Non-Reportable Cost of Revenues

Other non-reportable cost of revenues for the three months ended June 30, 2022 was $0.2 million, compared to $0.1 million for the three months ended June 30, 2021, an increase of $0.1 million or 33.1%. The increase in other non-reportable cost of revenues was entirely driven by sales of bulk wine which deliver lower overall margins but offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics.

Other Non-Reportable Gross Profit

Changes in Other non-reportable gross profit are a function of the changes in Other non-reportable net revenues and other non-reportable cost of revenues discussed above. Other non-reportable gross profit for the three months ended June 30, 2022 was $0.1 million compared to $0.2 million for the three months ended June 30, 2021, a decrease of $0.1 million or 73.0%.

Comparison of the Six Months Ended June 30, 2022 and 2021

DTC

The following table summarizes the results of operations for our DTC reportable segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change $	Change %
DTC net revenues	$24,408	$26,852	$(2,444)	-9.1%
DTC cost of revenues	13,557	15,356	(1,799)	-11.7%
DTC gross profit	$10,851	$11,496	$(645)	-5.6%

DTC Net Revenues

DTC net revenues for the six months ended June 30, 2022 was $24.4 million, compared to $26.9 million for the six months ended June 30, 2021, a decrease of $2.4 million or 9.1%. This decrease was primarily driven by a 27.4% decrease in order volume period over period, partially offset by a 14.0% increase in AOV. The decrease in order volume was driven by the decrease in digital marketing spend as compared to the six months ended June 30, 2021. During the six months ended June 30, 2022, we had a 28.4% decrease in first-time orders, which contributed to the increased AOV because first-time orders offer significant discounts.

DTC Cost of Revenues

DTC cost of revenues for the six months ended June 30, 2022 was $13.6 million, compared to $15.4 million for the six months ended June 30, 2021, a decrease of $1.8 million or 11.7%. The decrease in DTC cost of revenues is primarily due to the decrease in DTC net revenues. DTC cost of revenues as a percentage of DTC net revenues decreased approximately 200 basis points, resulting in increased margin. Improved product costs resulted in a $0.8 million decrease, as well as decreased shipping and warehouse labor costs of $0.4 million due to order processing efficiencies.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit for the six months ended June 30, 2022 was $10.9 million, compared to $11.5 million for the six months ended June 30, 2021, a decrease of $0.6 million or 5.6%.

Wholesale

The following table summarize the results of operations for our wholesale reportable segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change $	Change %
Wholesale net revenues	$11,300	$7,624	$3,676	48.2%
Wholesale cost of revenues	7,136	4,323	2,813	65.1%
Wholesale gross profit	$4,164	$3,301	$863	26.1%

Wholesale Net Revenues

Wholesale net revenues for the six months ended June 30, 2022 was $11.3 million, compared to $7.6 million for the six months ended June 30, 2021, an increase of $3.7 million or 48.2%. Growth in wholesale net revenues was attributable to a $1.3 million increase in organic growth of our brands sales through new retail accounts, the purchase of certain assets from Natural Merchants, Inc., and increased sales to existing distributors.

During the six months ended June 30, 2022, one wholesale distributor accounted for approximately 12.4% of wholesale net revenues. During the six months ended June 30, 2021, another wholesale distributor accounted for approximately 13.3% of wholesale net revenues.

Wholesale Cost of Revenues

Wholesale cost of revenues for the six months ended June 30, 2022 was $7.1 million, compared to $4.3 million for the six months ended June 30, 2021, an increase of $2.8 million or 65.1%. The increase in wholesale cost of revenues was primarily attributable to the increase in wholesale net revenues for the period, as well as a shift in product mix to an increased percentage of sales of imported wines with higher freight costs and lower overall margins but that offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics. This increase was partially offset by $0.7 million in lower product costs due to strategic sourcing.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit for the six months ended June 30, 2022 was $4.2 million compared to $3.3 million for the six months ended June 30, 2021, an increase of $0.9 million or 26.1%.

Other Non-Reportable

The following table summarizes the results of operations for our other non-reportable segments for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change $	Change %
Other non-reportable net revenues	$391	$640	$(249)	-38.9%
Other non-reportable cost of revenues	287	274	13	4.7%
Other non-reportable gross profit	$104	$366	$(262)	-71.6%

Other Non-Reportable Net Revenues

Other non-reportable net revenues for the six months ended June 30, 2022 was $0.4 million, compared to $0.6 million for the six months ended June 30, 2021, a decrease of $0.2 million or 38.9%. The decrease in other net revenues was primarily attributable to $0.3 million lower net revenues of Wonders (formerly Wonderful Wine Company) due to decreased marketing spend as advertising priorities shifted during the period, $0.1 million lower net revenues from innovation projects, partially offset by $0.2 million bulk wine inventory sales during the six months ended June 30, 2022.

Other Non-Reportable Cost of Revenues

Other non-reportable cost of revenues remained consistent at $0.3 million for the six months ended June 30, 2022 and 2021. Other non-reportable cost of revenues as a percentage of Other non-reportable net revenues increased, resulting in decreased margins. This was driven by sales of bulk wine which deliver lower overall margins but offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics.

Other Non-Reportable Gross Profit

Changes in Other non-reportable gross profit are a function of the changes in Other non-reportable net revenues and other non-reportable cost of revenues discussed above. Other non-reportable gross profit for the six months ended June 30, 2022 was $0.1 million compared to $0.4 million for the six months ended June 30, 2021, a decrease of $0.3 million or 71.6%.

Operating Expenses

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table identifies our operating expenses and other income and expense items for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change $	Change %
Marketing	$3,115	$3,874	$(759)	-19.6%
Personnel	3,778	2,971	807	27.2%
General and administrative	4,847	3,415	1,432	41.9%
Production and operation	42	20	22	110.0%
Creative development	29	115	(86)	-74.8%
Total operating expenses	$11,811	$10,395
Interest expense	(123)	(281)	158	-56.2%
Expense from change in fair value of warrant liabilities	—	(872)	872	100.0%
Other income, net	279	312	(33)	-10.6%
Total other income (expense), net	$156	$(841)
Income tax expense	4	18	(14)	-77.8%

Marketing Expenses

Marketing expenses decreased by $0.8 million or 19.6% to $3.1 million for the three months ended June 30, 2022, from $3.9 million for the three months ended June 30, 2021. The decrease in marketing expense was primarily driven by a $1.6 million decrease in digital advertising costs during the three months ended June 30, 2022, as we continue to focus marketing efforts to maintain payback targets and aim to improve profitability. This decrease was partially offset by an increase of $0.8 million related to marketing events, branding, and offline advertising costs related to the launch of summerwater.com in June 2022 and targeted marketing of the Summer Water brand.

Personnel Expenses

Personnel expenses increased by $0.8 million or 27.2%, to $3.8 million during the three months ended June 30, 2022, from $3.0 million during the three months ended June 30, 2021. This increase was primarily attributable to a $0.5 million increase in stock-based compensation expense and $0.4 million attributable to increased headcount to operate as a public company. This increase was partially offset by a $0.2 million decrease in bonus expense period over period.

We expect personnel expenses to stabilize during the remainder of 2022 but remain higher than 2021 in absolute dollars, primarily due to increased headcount in late 2021 and early 2022 to support public company processes. We believe we have sufficient personnel to support public company operations and continue to scale our business.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million or 41.9%, to $4.8 million during the three months ended June 30, 2022, from $3.4 million during the three months ended June 30, 2021. This increase was primarily attributable to $1.0 million related to increased professional services fees, including accounting, investor relations, legal and consulting, of which we believe $0.2 million consists of non-recurring costs. This also includes a $0.6 million increase in insurance expenses associated with being a public company, partially offset by a $0.3 million decrease in bad debt expense period over period.

We expect general and administrative expenses to stabilize or decline during the remainder of 2022 but remain higher than 2021 in absolute dollars, primarily due to a full year of being a public company.

Change in Fair Value of Warrant Liabilities

The warrants were remeasured as of June 30, 2021, but subsequent to the IPO, they were no longer classified as liabilities and remeasured and therefore, there is no remeasurement as of June 30, 2022. Refer to Note 10 in our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2022 included elsewhere in this quarterly report for further information.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table identifies our operating expenses and other income and expense items for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change $	Change %
Marketing	$5,759	$7,979	$(2,220)	-27.8%
Personnel	7,986	5,387	2,599	48.2%
General and administrative	9,680	5,567	4,113	73.9%
Production and operation	192	54	138	255.6%
Creative development	109	156	(47)	-30.1%
Total operating expenses	$23,726	$19,143
Interest expense	(146)	(421)	275	-65.3%
Expense from change in fair value of warrant liabilities	—	(893)	893	-100.0%
Other income, net	549	608	(59)	-9.7%
Gain on debt forgiveness from Paycheck Protection Program note payable	—	1,364	(1,364)	100.0%
Total other income (expense), net	$403	$658
Income tax expense	20	15	5	33.3%

Marketing Expenses

Marketing expenses decreased by $2.2 million or 27.8% to $5.8 million for the six months ended June 30, 2022, from $8.0 million for the six months ended June 30, 2021. The decrease in marketing expense was primarily driven by a $3.2 million decrease in digital advertising costs during the six months ended June 30, 2022, as we continue to focus marketing efforts to maintain payback targets and aim to improve profitability. This decrease was partially offset by an increase of $1.0 million related to marketing events, branding, and offline advertising costs related to the launch of summerwater.com in June 2022 and targeted marketing of the Summer Water brand.

Personnel Expenses

Personnel expenses increased by $2.6 million or 48.2%, to $8.0 million during the six months ended June 30, 2022, from $5.4 million during the six months ended June 30, 2021. This increase was primarily attributable to a $1.3 million increase in stock-based compensation expense and $1.2 million attributable to increased headcount to operate as a public company. This increase was partially offset by a $0.2 million decrease in bonus expense period over period.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million or 73.9%, to $9.7 million during the six months ended June 30, 2022, from $5.6 million during the six months ended June 30, 2021. This increase was primarily attributable to $2.2 million related to increased professional services fees, including accounting, investor relations, legal and consulting, of which we believe $0.5 million consists of non-recurring costs. This also includes a $1.3 million increase in insurance expenses associated with being a public company, a $0.3 million increase in rent related costs and a $0.3 million increase in depreciation.

Interest Expense

Interest expense decreased $0.3 million or 65.3%, to $0.1 million during the six months ended June 30, 2022, from $0.4 million during the six months ended June 30, 2021. This decrease was primarily attributable to interest expense for the six months ended June 30, 2021 related to the $5.0 million term loan under the Multiplier LSA (as defined below) that was extinguished in November 2021.

Change in Fair Value of Warrant Liabilities

The warrants were remeasured as of June 30, 2021, but subsequent to the IPO, they were no longer classified as liabilities and remeasured and therefore, there is no remeasurement as of June 30, 2022. Refer to Note 10 in our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2022 included elsewhere in this Quarterly Report for further information.

Gain on Debt Forgiveness from Paycheck Protection Program Note Payable

In April 2020, we received a $1.4 million loan from Western Alliance Bank under the Paycheck Protection Program, or PPP, to assist in maintaining payroll and operations through the period impacted by the COVID-19 pandemic. We applied for and were granted loan forgiveness in March 2021 by utilizing the funds in accordance with defined loan forgiveness guidance issued by the government.

Liquidity and Capital Resources

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been used to fund working capital requirements, debt service payments, and operating expenses. As of June 30, 2022, we had cash on hand of $4.9 million, inventory of $26.4 million, total current assets of $41.1 million, and total current liabilities of $34.7 million. As of June 30, 2022, we had outstanding borrowings of $6.5 million on the BoC Line of Credit and we had no outstanding term loan debt. In June 2022, we entered into an amendment to the BoC Credit Agreement, which among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of our borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date as follows: (i) for the period beginning July 1, 2022, $6.5 million; (ii) for the period beginning August 1, 2022, $5.5 million; (iii) for the period beginning September 1, 2022, $4.5 million; (iv) for the period beginning October 1, 2022, $3.5 million; (v) for the period beginning November 1, 2022, $2.5 million; and (vi) for the period beginning December 30, 2022, zero. Since June 30, 2022, the Company has repaid $1.1 million of the outstanding borrowings under the BoC Line of Credit, resulting in an outstanding balance of $5.4 million as of the date of this Quarterly Report on Form 10-Q.

In June 2022, we entered into an agreement providing for the sale on a non-recourse basis of the proceeds from future sales from its DTC channel to a third-party financial institution. Total available advances under the agreement are $2.9 million, of which $2.6 million has been advanced as of June 30, 2022. In exchange for advances on future DTC sales, 9% of daily DTC receipts are applied towards the balance owed. As the advances are expected to be paid off within one year from being advanced, the balance is classified as Short-term advances on our unaudited condensed consolidated balance sheet as of June 30, 2022. The Company presents cash proceeds as cash provided from financing activities in the unaudited condensed consolidated statements of cash flows. Fees under the agreement totaling $0.4 million, or 13.5% of the total advance of $2.9 million, are recorded in other income (expense) over the estimated term of the agreement. Eligible discounts, which reduce the fees, totaled less than $0.1 million for the three and six months ended June 30, 2022.

In addition to the BoC Credit Agreement, we have long term lease and earnout commitments. Our operating lease obligations of $4.6 million relate to our facilities under long-term operating leases, which will expire on varying dates through February 2033. As part of our acquisition of certain assets of Natural Merchants, Inc., up to $4.0 million of cash payments are contingent upon achieving certain performance targets between May 2021 and May 2023, which we estimate we will pay to the seller $1.6 million and $1.8 million for the earnout periods ending May 2022 and 2023, respectively. Subsequent to June 30, 2022, we entered into an amendment to the purchase agreement with Natural Merchants, Inc. that, among other things, restructured the payment of the $1.6 million contingent consideration for the earnout period ending May 2022 (the "2021 Earnout Amount") into nine monthly installments beginning September 15, 2022. The amendment also made the repayment of the 2021 Earnout Amount subject to a 10% annualized interest rate, accruing monthly from July 1, 2022. Each of the first eight payments will equal one-twelfth of the balance, and the ninth and final payment will equal the remaining balance. The amendment also provides that the payment of any unpaid amount of the 2021 Earnout Amount may be accelerated under certain circumstances, including in the event we secure certain third-party financing or undergo a change of control or sale of all or substantially all of its assets.

We continue to seek additional sources of capital, but there can be no assurance that we will be able to obtain required capital on acceptable terms, if at all. If we are unable to obtain alternative financing, there are no assurances that we will be able to repay the BoC Line of Credit at maturity or satisfy our other obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Management believes it will continue to require third-party financing to support future operations until we improve profitability. However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that we will successfully implement our plans. In the event cash flow from operations and borrowings are not sufficient, additional sources of financing, such as equity offerings, will be required in order to maintain our current and planned future operations.

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

Credit Facilities

Banc of California

In December 2020, we entered into a credit agreement, or the BoC Credit Agreement, with Pacific Mercantile Bank (subsequently acquired by Banc of California in October 2021) for a new $7.0 million line of credit, or the BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate. We had an outstanding balance of $6.5 million and zero under the BoC Line of Credit as of June 30, 2022 and December 31, 2021, respectively.

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

Paycheck Protection Program Loan

In April 2020, we received a $1.4 million loan from Western Alliance Bank under the PPP to assist in maintaining payroll and operations through the period impacted by the COVID-19 pandemic. We applied for and were granted loan forgiveness in March 2021 by utilizing the funds in accordance with defined loan forgiveness guidance issued by the government.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(8,646)	$(9,149)
Net cash used in investing activities	(439)	(9,009)
Net cash provided by financing activities	9,116	13,546
Net increase (decrease) in cash	$31	$(4,612)

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

For the six months ended June 30, 2022 and 2021, net cash used by operating activities was $8.6 million and $9.1 million, respectively. Our operating activities included our net loss of $8.2 million and $3.3 million, respectively. For the six months ended June 30, 2022, the change in operating assets resulted in cash outflows of $2.3 million offset by stock compensation of $1.4 million. For the six months ended June 30, 2021, there were additional operating outflows of $6.2 million. This decrease in operating outflows was primarily driven by a decrease in cash spent on inventory purchases.

Cash Flows from Investing Activities

Cash used in investing activities was $0.4 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively. Investing cash flows for the six months ended June 30, 2022 included $0.3 million for purchases of property and equipment and $0.1 million of capitalized software development costs. Investing cash flows for the six months ended June 30, 2021 consisted entirely of purchases of property and equipment and the acquisition of intangible assets through the acquisition of certain assets from Natural Merchants, Inc.

Cash Flows from Financing Activities

Cash flows from financing activities resulted in net inflows of $9.1 million for the six months ended June 30, 2022 and net inflows of $13.6 million for the six months ended June 30, 2021. Financing cash flows for the six months ended June 30, 2022 consisted of $6.5 million in borrowings on the BoC Line of Credit and $2.6 million of advances received under financing arrangements. Financing cash flows for the six months ended June 30, 2021 included $13.4 million in proceeds from the issuance of preferred stock, net of issuance costs and stock option exercises, as well as $1.0 million from borrowings on our line of credit, partially offset by $0.8 million of repayments of long-term debt.

Non-GAAP Financial Measures

Our management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts and other interested parties because these measures can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, stock-based compensation expense and other items we believe are not indicative of our operating performances, such as gain or loss attributable to the change in fair value of warrants. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net revenues. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our unaudited condensed consolidated statement of operations that are necessary to run our business. Some of these limitations include:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(3,983)	$(3,930)	$(8,224)	$(3,337)
Interest expense	123	281	146	421
Income tax expense	4	18	20	15
Depreciation and amortization expense	280	185	550	294
EBITDA	$(3,576)	$(3,446)	$(7,508)	$(2,607)
Stock-based compensation	622	100	1,444	172
Gain on debt forgiveness from Paycheck Protection Program note payable	—	—	—	(1,364)
Change in fair value of warrant liabilities	—	872	—	893
Adjusted EBITDA	$(2,954)	$(2,474)	$(6,064)	$(2,906)
Net loss margin	-22.6%	-22.3%	-22.8%	-9.5%
Adjusted EBITDA margin	-16.7%	-14.0%	-16.8%	-8.3%

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty. Certain of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods. Our actual results could differ from these estimates.

There have been no significant changes to our critical accounting policies from our disclosure reported in "Critical Accounting Policies and Significant Judgements and Estimates" in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 30, 2022.

We believe that the assumptions and estimates associated with fair value of financial instruments, fair value of acquired assets, revenue recognition and stock-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates.

Recent Accounting Pronouncements

See "New Accounting Pronouncements" in Note 2 of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

We are an "emerging growth company" as defined in the JOBS Act. For as long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, on the frequency of the advisory vote on executive compensation, and on any golden parachute payments not previously approved.

In addition, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to utilize this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, we have early adopted accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a "smaller reporting company" as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

We monitor our cost of borrowing under our long-term debt, taking into account our funding requirements, and our expectations for short-term rates in the future. We had a balance of $6.5 million and zero on our BoC Line of Credit as of June 30, 2022 and December 31, 2021, respectively. A hypothetical 10% change in the interest rates on the BoC Line of Credit would not have a material impact on our condensed consolidated financial statements for any of the periods presented herein.

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

Evaluation of Disclosure Controls Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management's evaluation during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 "Commitments and Contingencies" to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.

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

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of approximately $14.6 million and $7.0 million in the fiscal years ended December 31, 2021 and 2020, respectively, and of $8.2 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. In addition to increases in expenses as a result of becoming a public company in November 2021, we expect our expenses will increase in the future as we develop and launch new product offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis, if at all. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Our cash flows from operating activities have not been sufficient to fund our business and we have relied significantly on debt and equity financings for our capital needs, particularly as we prioritized various growth initiatives. As of June 30, 2022, we had $4.9 million of cash and an accumulated deficit of $79.9 million. For the six months ended June 30, 2022, we had negative cash flows from operating activities of $8.6 million and incurred a net loss of $8.2 million.

Included in the capital raised to date is the BoC Line of Credit, which matures on December 31, 2022 and under which we had $6.5 million of outstanding borrowings as of June 30, 2022. We continue to seek additional sources of capital, but there can be no assurance that we will be able to obtain required capital on acceptable terms, if at all. If we are unable to obtain alternative financing, there are no assurances that we will be able to repay the BoC Line of Credit at maturity or satisfy our other obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

If we cannot raise funds on acceptable or favorable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have an adverse effect on our business, financial condition, results of operations and prospects. Our ability to raise capital may be further impacted by general market conditions. If the equity and credit markets deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Our historical growth may not be indicative of our future growth, and we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have experienced significant growth since our founding in 2011. For example, our net revenues increased from approximately $36.4 million in 2019 to $72.1 million in 2021. This growth has placed significant demands on our management, financial, operational, technological and other resources. The growth and expansion of our business depends on a number of factors, including our ability to:

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

Although we have experienced significant growth historically, we may not sustain our historical growth rates, particularly as we take steps to improve profitability, nor can we assure you that our investments to support our growth, if any, will be successful. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality brand offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in the future.

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

A key element of our growth strategy depends on our ability to develop and market new brands that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to successfully leverage consumer data, the technical capability of our innovation staff, our ability to successfully develop and test product formulas and prototypes, our ability to comply with applicable governmental regulations and the success of our management and sales and marketing teams in introducing and marketing new brands. Our brand offerings have changed since our launch, which makes it difficult to forecast our future results of operations. There can be no assurance that we will successfully develop and market new brands that appeal to consumers. For example, product blends or formulas we develop may not contain the attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to improve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

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

Our wines compete with popularly priced generic wines and with other Alcoholic Beverages and, to a lesser degree, non-Alcoholic Beverages, for consumer acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by independent wholesale distributors, many of which carry extensive portfolios of wines and other Alcoholic Beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers. Many of these competitors have substantially greater financial and other resources than us and products that are well-accepted in the marketplace today. Many also have longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower freight costs, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. Companies with greater resources may acquire our competitors or launch new products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by reducing prices or increasing promotional activities, among other things. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the DTC or wholesale channels where we compete, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do.

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

Consolidation among wine producers, wholesale distributors, suppliers or retailers could create a more challenging competitive landscape for our wines. In addition, the increased growth and popularity of the retail ecommerce environment across the CPG market, which accelerated during the COVID-19 pandemic and the resulting quarantines, "stay at home" orders, travel restrictions, retail store closures, social distancing requirements and other government action, has changed, and we believe is likely to continue to change, the competitive landscape for our brands. Consolidation at any level could hinder the distribution and sale of our brands as a result of reduced attention and resources allocated to our brands both during and after transition periods, which could impair general consumer awareness of and access to our brands.

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

Moreover, a large percentage of our net sales is concentrated within a small number of wholesale distributors. For example, during the six months ended June 30, 2022, one wholesale distributor accounted for approximately 12.4% of wholesale net revenues. During the six months ended June 30, 2021, another wholesale distributor accounted for approximately 13.3% of wholesale net revenues. There can be no assurance that the wholesale distributors and retailers we use will continue to purchase our brands or provide our brands with adequate levels of promotional and merchandising support. The loss of one or more major distributor or retail account, or the need to make significant concessions to retain one or more such distributor or retail account, could adversely affect our business, financial condition, results of operations and prospects.

Our marketing strategy involves continued investment in our DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our business and results of operations.

The marketplace in which we operate is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar consumer groups as our business. To stay competitive and forge new connections with consumers, we are continuing investment in the expansion of our DTC channel. Maintaining or expanding our DTC channel may require significant investment in ecommerce platforms, marketing, fulfillment, information technology infrastructure and other known and unknown costs. There can be no assurance that these investments will be successful or cost-efficient, and in such an event we may not be able to maintain or expand our DTC channel sales. The success of our DTC channel depends on our ability to maintain the efficient and uninterrupted operation of online order-processing and fulfillment and delivery operations. As such, we are heavily dependent on the performance of third parties for shipping and technology. Any system interruptions or delays could prevent potential consumers from purchasing our wines directly. Additionally, we may be unable to adequately or timely adapt to shifts in consumer preferences for points of purchase, and our competitors may react more rapidly or with improved consumer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels, may materially and adversely affect consumer experiences and our business, financial condition, results of operations and prospects.

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

If we are unable to maintain the actual or perceived quality of our brands, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our brands otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of critics, the actual or perceived quality and value of one or more of our brands could be harmed, which could negatively impact not only the value of that product, but also the value of the vintage, the particular brand or our broader portfolio. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our quality standards. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business and reputation, and brand value is based primarily on perceptions of subjective qualities. Any loss of confidence on the part of our consumers, suppliers, wholesale distributors or retailers in the quality, safety, efficacy or environmental suitability of our brands, including as a result of changes to our brands or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could be difficult and costly to overcome, significantly reduce the value of our brand and adversely affect our business, financial condition, results of operations and prospects.

The use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared, which can accentuate both the positive and the negative reviews of our brands and of wine vintages generally. Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes "viral," or our responses relating to, among other things, actual or perceived:

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

We have positioned our business to capitalize on growing consumer interest in high-quality and culturally relevant brands. The Alcoholic Beverages industry is sensitive to national and regional economic conditions, and the demand for the brands that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. General economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of wine brands that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than other alcoholic or non-alcoholic alternatives.

Further, the markets in which we operate and our success are subject to changes in consumer preference, perception and spending habits, which may affect the level and pattern of consumer spending. Such factors include consumer confidence, consumer income, consumer perception of the safety and quality of our brands and shifts in the perceived value for our brands relative to alternatives. In addition, media coverage regarding the safety or quality of our brands or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our brands. A general decline in the consumption of our brands could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our brands due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of a general economic decline or inflation, including as a result of the COVID-19 pandemic. If consumer preferences shift away from our brands, our business, financial condition, results of operations and prospects could be adversely affected.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, TikTok, Pinterest and Twitter accounts. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize our use of such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices used to access them, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines, negative publicity or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, the use of social media influencers for product promotion and marketing places a burden on us to monitor compliance of the content they post and there is a risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations, or otherwise lead to negative publicity. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business, financial condition, results of operations and prospects.

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

Our revenues and results of operations are difficult to forecast because they generally depend on the volume, timing and types of orders we receive across our sales channels, all of which are uncertain. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new brands. We base our expense levels and investment plans on our estimates of revenue and gross profit. There can be no assurances that historical growth rates and trends are meaningful predictors of future growth or trends. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining consumers or may generate lower revenue per consumer than anticipated, either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We have incurred, and expect to continue to incur, significant advertising and promotional expenditures to enhance our brands and raise consumer awareness in both existing and emerging categories. These expenditures may adversely affect our results of operations in a particular quarter or full fiscal year and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in our quarterly results of operations. While we strive to invest only in effective advertising and promotional activities in both the digital and traditional segments, it is difficult to correlate such investments with sales results, and there is no guarantee that our expenditures will be effective in building brand strength or growing long-term sales.

Additionally, retailers may at times require price concessions that would negatively impact our margins and our ability to achieve or maintain profitability. If we are not able to lower our cost structure adequately in response to consumer pricing demands, particularly during a period of inflationary pressure, and if we are not able to attract and retain a profitable consumer mix and a profitable product mix, our business, financial condition, results of operations and prospects could be adversely affected.

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

Our operations include sales through wholesale distributors to retail stores and their related websites, which accounted for approximately 23.6% of our net revenues in 2021. The successful growth of our wholesale business is dependent in part on our continuing development of strong relationships with major wholesale distributors and retail chains. The loss of our shelf space with any of our large retail partners could have a significant impact on our revenue. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. Consequently, growth opportunities through our wholesale channel may be limited and our business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish and maintain relationships with retailers in new or current markets.

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

We have in the past and may in the future incur losses from various types of fraud, including stolen credit card numbers and fraudulent gift cards, claims that a consumer did not authorize a purchase, merchant fraud and consumers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. We occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal transaction and be required by card issuers to pay chargeback fees. Chargebacks result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our chargeback rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Further, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Although we have measures in place designed to detect and prevent the occurrence of fraudulent activity in our marketplace, those measures may not always be effective. Our failure to adequately prevent fraudulent transactions could damage our reputation and result in litigation or regulatory action and additional expenses. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

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

In connection with the COVID-19 pandemic, governments implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. Although the widespread availability of vaccines has encouraged greater economic activity, we are continuing to monitor the situation, and we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations. The COVID-19 pandemic has had and continues to have an adverse impact on global economic conditions and consumer confidence and spending, including supply chain disruptions and resulting inflationary pressures, which could adversely affect our ability to produce and distribute our brands as well as the demand for our brands. The fluid nature of the COVID-19 pandemic, including the emergence of new variants of the virus that causes COVID-19, and uncertainties regarding the related economic impact may result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

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

Further, the COVID-19 pandemic may impact consumer demand and demand from wholesale distributors and retailers. Retail stores may be impacted if governments continue to implement or re-implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus and its variants. Further, to the extent our retailers’ operations are negatively impacted, our consumers may reduce demand for or spending on our products, or consumers or retailers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products or decreased consumer confidence, any of which may increase the difficulty in planning our operations and adversely affect our business, financial condition, results of operations and prospects. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

Beginning in March 2020, we experienced a significant increase in DTC demand due to changes to consumer behaviors resulting from the various stay-at-home and restaurant restriction orders and other restrictions placed on consumers throughout much of the United States in response to the COVID-19 pandemic. This increased DTC demand continued through the first quarter of 2021. In addition, we believe the rate of growth for our wholesale net revenues from 2020 through the first quarter of 2021 was impaired due to the restrictions noted above, specifically with respect to on-premise sales at venues such as restaurants and bars. If DTC demand remains lower over time, or if significant measures are re-implemented to control the spread of the virus and its variants, our business, financial condition, results of operations and prospects could be adversely affected.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will also depend on future developments, including the duration and intensity of the pandemic and its broader effects and related developments, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described herein.

Our business performance by segment may be subject to significant variability.

Our financial performance is influenced by a number of factors which are inherently difficult to predict and variable in nature. These include cost volatility for raw materials, production yields and inventory availability and the evolution of our sales channel mix, as well as external trends in economic conditions, inflation, weather patterns and discretionary consumer spending. In addition, consumer demand and net sales among our wholesale and DTC channels are subject to seasonal fluctuations. While we have not in the past experienced significant variability among our results of operations in the aggregate, our business performance by segment has displayed seasonal trends, and a failure by us to adequately prepare for periods of changed demand within any particular segment, or any event that disrupts our distribution channels during those periods, could adversely affect our business, financial condition, results of operations and prospects. Therefore, the performance of our wholesale or DTC segments may vary on a quarterly basis, and the results of a segment during one period may not be indicative of that segment’s results during any other future period.

The agreements governing our indebtedness require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise capital through additional debt financing, the terms of any new indebtedness could further restrict our ability to operate our business.

We are party to the BoC Credit Agreement providing for the BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the prime rate. In June 2022, we entered into an amendment to the BoC Credit Agreement, which among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of our borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date as follows: (i) for the period beginning July 1, 2022, $6.5 million; (ii) for the period beginning August 1, 2022, $5.5 million; (iii) for the period beginning September 1, 2022, $4.5 million; (iv) for the period beginning October 1, 2022, $3.5 million; (v) for the period beginning November 1, 2022, $2.5 million; and (vi) for the period beginning December 30, 2022, zero. The BoC Credit Agreement also contains various affirmative and negative covenants and restrictions that limit our ability to engage in certain activities, including, among other things, incurring certain types of additional indebtedness (including certain guarantees or other contingent obligations) or consolidating, merging, selling or otherwise disposing of all or substantially all of our assets or acquiring all or substantially all of the assets or business of another person. As of June 30, 2022, we had a $6.5 million outstanding balance under the BoC Credit Agreement.

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
•
change our fiscal year; and
•
change our lines of business.

The restrictions in the BoC Credit Agreement and any future third-party financing arrangements may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In addition, the terms of any future indebtedness we may incur could include similar, additional and more restrictive covenants. Our ability to comply with the covenants and restrictions contained in the BoC Credit Agreement and any future credit facilities may be affected by economic, financial and industry conditions beyond our control, and we have previously breached similar covenants in prior credit facilities. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

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

On June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing sales taxes. Under Wayfair, a person requires only a "substantial nexus" with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states, both before and after the Supreme Court’s ruling, have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of these laws, and it is possible that states may seek to tax out-of-state retailers, including for prior tax years. Although we believe that we currently collect sales taxes in all states that have adopted laws imposing sales tax collection obligations on out-of-state retailers since Wayfair was decided, a successful assertion by one or more jurisdictions requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively, could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $61.1 million and $54.9 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We may experience ownership changes in the future and are currently evaluating with our independent tax advisors whether and to what extent our net operating losses may be currently limited. In addition, for state income tax purposes, there may be periods during which the use of net operating losses or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has imposed limits on the usability of California net operating losses and certain tax credits to offset California taxable income or California tax liabilities in tax years beginning after 2019 and before 2023. Additionally, state net operating loss carryforwards begin to expire in 2028. As a result, to the extent that we earn net taxable income, our ability to use our pre-change net operating losses to offset such taxable income and our ability to use our tax credits to reduce our tax liabilities may be subject to limitations.

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

We do not grow our own grapes and instead rely on third parties to supply grapes and bulk wine. All of the brands we offer are made up of ingredients that are produced by a relatively limited number of third-party producers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the costs of our brands, and we have no guarantees that costs will not rise, including due to recent inflationary pressures. For example, we have experienced increased import freight costs during 2021 and through the second quarter of 2022. In addition, as we expand into new categories and brand types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on, which could adversely affect our results of operations. In addition, customer demand may be adversely impacted if we pass these increased costs on to our customers. Moreover, in the event of a significant disruption or increase in cost of the supply of the materials used in the production of the brands we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at prices consistent with our historical experience.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply adequate quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time. If an agreement with one of our primary suppliers is terminated or is not renewed, if one of our primary suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure grapes, juice, wine or other product materials may be temporarily or permanently impaired, or we may face increased costs related to such products. The loss of any of our primary suppliers or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

We continually seek to expand our base of suppliers, especially as we develop new brands that necessitate new or additional materials. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

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

We depend heavily on ocean container delivery to receive shipments from our third-party suppliers located overseas and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in Santa Maria, California and Garnet Valley, Pennsylvania, and from there to our consumers and retailers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our DTC channel. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our brands. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as labor unrest or natural disasters. For example, a labor strike at a port could negatively impact the delivery of our imported grapes, juice, wine or other product materials, and trade disputes between the United States and countries from which we import grapes, juice, wine and other product materials may in the future restrict the flow of the goods from such countries to the United States. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

We are also subject to the adverse effects of climate change. Restrictions on access to or an increase in the cost of water and energy, and the inability of independent suppliers to adapt to and mitigate against climate change, could negatively impact our ability to effectively source grapes and wine for production. While we are diversified in our supply of grapes and bulk wine, climate change is an unfolding phenomenon with uncertain outcomes. Furthermore, governmental actions to reduce the impacts of climate change such as packaging waste and emission reduction targets could adversely impact our profit margins.

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

Our production facilities also use a significant amount of energy in their operations, including electricity, propane and natural gas. We have experienced increases in energy costs in the past, and energy costs could rise in the future, which would result in higher transportation, freight and other operating costs, such as aging and bottling expenses. Our freight cost and the timely delivery of wines could be adversely affected by a number of factors that could reduce the profitability of operations, including driver shortages, port closures, container shortages, labor strikes, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. In addition, increased labor costs or insufficient labor supply could increase our production costs.

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

Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease and pests could impact the quality and quantity of grapes and bulk wine available to our company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk wine creating higher input costs or the inability to purchase these materials. In recent years, we have observed significant volatility in the grape and juice market. We may experience upward price pressure in future harvest seasons due to many factors, including the general volatility in the grape and bulk wine markets, widespread insured or uninsured losses and overall stress on the agricultural portion of the supply chain. For example, following the 2020 wildfires in Northern California, the price of bulk wine increased substantially in a very short period of time, leading to some wine producers reducing lot sizes of certain wines. While we were able to purchase much of our bulk wine prior to meaningful price increases in that case, we cannot be sure that we will be able to avoid similar price increases in the future. In such an event, our financial results could be adversely affected both in the year of the harvest and future periods.

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

Our ability to utilize these facilities may be limited by several factors outside our control, including, among others, increased processing costs, damage to the facility or temporary or permanent shutdown for hygienic, mechanical, regulatory or other reasons. In addition, the alternating proprietorship agreements that we have entered into with these agreements are not long term, and these facilities may provide facility space and services to competitors at a price above what we are willing to pay, which could force us to locate new facilities. Moving production to a new third-party service provider could negatively impact our financial results.

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

We may also need to add an additional warehouse fulfillment center or other distribution capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by factors outside of our control, such as the spread of COVID-19 and related governmental orders, and there may be delays or increased costs associated with such expansion as a result of such factors. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investments of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow, and we expect we would incur such expenses and make such investments in advance of expected sales. Such expected sales may not occur at all or at the level or within the timeframe that we anticipate, and if our estimates around expected sales are inaccurate, our business, financial condition, results of operations and prospects may be adversely affected.

We rely on third-party suppliers, producers, retailers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not grow our own grapes and instead rely on multiple third-party suppliers and producers, primarily based in the United States, to supply grapes, bulk wine and case good imports. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply and manufacture our products may be affected by competing orders placed by other companies, including our competitors, and the demands of those companies. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply with which could adversely affect our business.

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

Due to regulatory requirements in the United States, our wholesale channel operations generate revenue from brands sold to wholesale distributors, who then sell our products to retail accounts and, in some states, directly to government agencies for resale. Additionally, a small percentage of our wines are sold by wholesale distributors to retail accounts outside of the United States. Decreased demand for our products in any of our sales channels would adversely affect our business, financial condition, results of operations and prospects. During the six months ended June 30, 2022, one wholesale distributor accounted for approximately 12.4% of wholesale net revenues. During the six months ended June 30, 2021, another wholesale distributor accounted for approximately 13.3% of wholesale net revenues. A change in our relationship with one or more significant wholesale distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of wholesale distributors except under certain limited circumstances, which makes it difficult to terminate or otherwise cease working with a wholesale distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability with respect to replacing wholesale distributors, poor performance of our major wholesale distributors or our inability to collect accounts receivable from major wholesale distributors could harm our business, financial condition, results of operations and prospects. In addition, an expansion of the laws and regulations limiting the sale of our products could materially and adversely affect our relationships with wholesale distributors and government agencies. There can be no assurance that the wholesale distributors, retail accounts and government agencies that currently purchase our brands will continue to do so or provide our brands with adequate levels of promotional support, which could increase competitive pressure to increase sales and market spending and adversely affect our business, financial condition, results of operations and prospects.

We may face difficulties as we expand our business and operations into jurisdictions in which we have no prior operating experience.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently conduct business, including internationally. There can be no assurance that any market for our products will develop in any such new jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition.

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

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our brands, to fulfill orders, to collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process (which we collectively refer to as "Process") large amounts of information, including confidential information, intellectual property, proprietary business information, financial information and personal information of our consumers, employees and contractors, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as "Business Functions"). These information technology networks and systems, and the Processing they perform, may be susceptible to damage, interruptions, disruptions or shutdowns, software or hardware vulnerabilities, security incidents, cyberattacks, phishing attacks, ransomware attacks, social engineering attacks, supply-side attacks, malicious code, employee theft or misuse, fraud, denial or degradation of service attacks, unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization, failures during the process of upgrading or replacing software, databases or components, power outages, fires, natural disasters, hardware failures, computer viruses, terrorism, war, attacks by computer hackers, telecommunication and electrical failures, user errors or catastrophic events. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments or state-sponsored actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. We are a virtual-first company and much of our personnel and certain of our third-party service providers work remotely and rely on their own computers, routers and other equipment, which may pose additional data security risks to networks, systems and data, and may create additional opportunities for cybercriminals to exploit vulnerabilities. If our information technology networks, systems or Processing activities (or those of our third-party service providers) suffer any damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, it could cause a material adverse impact to our Business Functions and our reputation, business, financial condition, results of operations and prospects. Our DTC channel operations are critical to our business and our financial performance. The Winc digital platform serves as an effective extension of our marketing strategies by exposing potential new consumers to our brands, brand offerings and enhanced content. Due to the importance of our DTC channel operations, any material disruption of our networks, systems or Processing activities related to the Winc digital platform and DTC channel operations could reduce DTC channel sales and financial performance, damage our reputation and materially adversely impact our business, financial condition, results of operations and prospects.

Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, processing and information, we and our third-party providers may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. The recovery systems, security protocols, network protection mechanisms and other security measures integrated into our and our third-party providers' systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and any strategic partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, "phishing" or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventive measures. We have experienced and expect to continue to experience actual and attempted cyber-attacks of our IT networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. Our and our third-party providers' applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our consumers to disclose information or usernames or passwords, or otherwise compromise the security of our networks, systems or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, or physical facilities utilized by our vendors. Improper access to our or our third-party providers' systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations, or for consumer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.

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

We may have contractual and other legal obligations to notify relevant stakeholders of any security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory and government authorities, supervisory bodies, the media and others of security breaches involving certain types of data. In addition, our agreements with certain consumers and third parties may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach, and may cause us to breach consumer or ecommerce or retail consumer contracts. Our agreements with certain consumers, our representations, or industry standards may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach or compromise affecting us, our service providers, vendors, any strategic partners, other contractors, consultants, or our industry, whether real or perceived, could lead to claims by our consumers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations and could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. As a result, we could be subject to legal action or we also could be subject to actions or investigations by regulatory authorities which could potentially result in regulatory penalties, fines and significant legal liability, or our consumers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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

Certain of our platforms and technologies utilize and incorporate "open source" software. Open source software is generally freely accessible, usable and modifiable, however certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Additionally, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on terms that are unfavorable to such user or at no cost. This can effectively render what was previously proprietary software to be open source software. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses.

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

Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries in which we operate and where we offer our brands. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (which we collectively refer to as "Data Protection Laws"), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules and laws. Data Protection Laws and data protection worldwide are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could have an adverse effect on our business, financial condition, results of operations and prospects. We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (which we collectively refer to as "Privacy Policies"), and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (which we collectively refer to as "Data Protection Obligations"). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact any such future Data Protection Law may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including in regards to the manner in which the express or implied consent of consumers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and otherwise Process consumer data and operate our business.

In the United States, relevant Data Protection Laws include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other state and federal laws relating to privacy and data security. The CCPA requires companies that Process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows California residents to opt out of certain sharing of personal information with third parties, gives California residents the right to access and request deletion of their information, and provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. The CCPA may increase our compliance costs and potential liability and risks associated with data breach litigation. In addition, California voters recently approved the CPRA, which goes into effect in most material respects on January 1, 2023. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations additional rights to California residents to limit the use of their sensitive information, providing for penalties for CPRA violations concerning California residents under the age of 16, and establishing a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA prompted a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA and legislation proposed in other states. Laws in all 50 states already require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Each of these Data Protection Laws and any other such changes or new Data Protection Laws could impose significant limitations, require changes to our business, or restrict our collection, use, storage or Processing of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation, which, in turn, could adversely affect our business, financial condition, results of operations and prospects.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based Processing, and postal mail to sell our brands and to attract new consumers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents from users for certain activities, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. We may have to develop alternative systems to determine our consumers’ behavior, customize their online experience, or efficiently market to them if consumers block cookies or regulations introduce additional barriers to collecting cookie data, and there is no guarantee that such development efforts will be successful or cost-effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and prospects.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for Processing the personal data of individuals within the European Economic Area. While we do not believe we are currently subject to the GDPR, we have plans of expanding internationally and have trademark registrations in jurisdictions in the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, certain companies operating in the United Kingdom must comply with the GDPR and also the United Kingdom GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The United Kingdom GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase overall risk exposure for companies subject to these regulations.

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

We rely on independent third-party certification, such as certifications of some of our brands or ingredients as "organic" to differentiate them from others. We must comply with the requirements of independent organizations or certification authorities in order to label our brands as certified organic, such as the California Certified Organic Farmers and Quality Assurance International. We may lose our certifications if we use unapproved raw materials or incorrectly use a certification on brand labels or in marketing materials. The loss of any independent certification could adversely affect our market position and brand reputation, and our business, financial condition, results of operations and prospects could be adversely affected.

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

Further, many brands that we sell are advertised with claims as to their origin, ingredients or environmental benefits, including, for example, the use of the term "natural," "organic," "sustainable" or similar synonyms or implied statements relating to such benefits. Although each of the TTB, FDA and the USDA has issued statements regarding the appropriate use of the word "natural," there is no single, U.S. government-regulated definition of the term "natural" for use in the Alcoholic Beverages industry, which is also true for many other adjectives common in the Alcoholic Beverages industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against several companies that market "natural" products or ingredients, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients and the use of synthetic ingredients, including synthetic forms of otherwise natural ingredients.

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

Furthermore, the USDA enforces federal standards for organic production and use of the term "organic" on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us or our suppliers to liability or regulatory enforcement. Consumers may also pursue state law claims against us or our suppliers challenging use of the "organic" label as being intentionally mislabeled or misleading or deceptive to consumers.

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

The advertising regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising to eliminate a safe harbor principle that permitted advertisers to publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product so long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Although we strive to adapt our marketing efforts to evolving regulatory requirements and related guidance, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in regulations and related official guidance could also introduce new restrictions that impair our ability to market our brands effectively and place us at a competitive disadvantage with competitors who depend less than we do on certain types of marketing, such as environmental marketing claims and through social media influencer relationships.

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

Furthermore, although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities, as a result of civil or criminal penalties or otherwise, or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such liabilities, including inventory and business interruption losses, may not be covered by our insurance policies. In addition, being a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance. Premiums for director and officer liability insurance can vary substantially from year to year, and we may be required in the future to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors and its committees or as our executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.

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

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees and other individuals providing valuable services to us, such as our social media influencers. For example, the previously proposed federal legislation referred to as the Employee Free Choice Act would have substantially liberalized the procedures for union organization. None of our employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s "speedy election" rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we enter into a collective bargaining agreement with our employees, the terms could have an adverse effect on our costs, efficiency and ability to generate returns on the affected operations.

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which effective January 1, 2021 was $58,240 per year for executive, administrative and professional employees with employers that have 26 or more employees. Minimum salary requirements impact the way we classify certain employees, increase our payment of overtime wages and provision of meal or rest breaks and increase the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our quarterly results of operations may fluctuate for a variety of reasons, many of which are beyond our control, including:

•
fluctuations in revenue, including as a result of adverse market conditions due to the COVID-19 pandemic and changes in retail and travel opportunities as the pandemic abates or as new variants of the virus emerge, the seasonality of market transactions and fluctuations in sales through our wholesale and DTC channels;
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

Fluctuations in our quarterly results of operations and the price of our common stock may be particularly pronounced in the current macroeconomic environment, due in part to the effects of the COVID-19 pandemic and inflation, including consumer spending patterns and fluctuations in the implementation of measures to control the spread of the virus as the COVID-19 pandemic abates or as new variants emerge. For example, inflation and supply chain factors, such as import freight and labor, created pressure on margins during 2021 and through the second quarter of 2022. Fluctuations in our quarterly results of operations may cause our results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock, particularly post-pandemic. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. In connection with our adoption and implementation of the new lease accounting standard, ASU No. 2016-02, effective January 1, 2022, management made judgments and assumptions based on our interpretation of the new standard. The new lease standard is principles based, and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance involving estimates and assumptions may evolve or change over time. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance, if any, or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Our directors, officers and principal stockholders holding more than 5% of our common stock collectively control a substantial portion of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

We are an "emerging growth company" and a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and a smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act, and we take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company, we will: (i) not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; (iii) be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iv) not be required to hold non-binding advisory votes on executive compensation and frequency of votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

Investors may find our common stock less attractive to the extent we rely on the exemptions and relief described above. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41055	3.1	11/17/2021
3.2	Amended and Restated Bylaws	8-K	001-41055	3.2	11/17/2021
10.1#	Amended and Restated Non-Employee Director Compensation Program	10-Q	001-41055	10.3	05/13/2022
10.2	Amendment Number Two to Credit Agreement, by and between Winc, Inc., BWSC, LLC and Banc of California, N.A., as successor-by-merger to Pacific Mercantile Bank, dated as of June 24, 2022	8-K	001-41055	10.1	06/27/2022
10.3	First Amendment to Asset Purchase Agreement, by and among BWSC, LLC, Natural Merchants, Inc. and Edward Field, dated as of August 3, 2022					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINC, INC.

Date: August 11, 2022	By:	/s/ Geoffrey McFarlane
Geoffrey McFarlane
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Carol Brault
Carol Brault
Chief Financial Officer (Principal Financial and Accounting Officer)