Form 10-Q
period 2022-09-30
Winc, Inc.
filed 2022-11-14
CIK 1782627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 13,296,992 shares of common stock, $0.0001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "could," "would," "project," "plan," "potentially," "preliminary," "likely" and similar expressions are intended to identify forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including statements regarding:

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
•
global macroeconomic conditions, including the effects of the COVID-19 pandemic, heightened inflation, rising interest rates, geopolitical tensions and market volatility on the global economy;
•
our ability to establish and maintain intellectual property protection or avoid claims of infringement; and
•
our ability to hire and retain qualified personnel.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

We have based the forward-looking statements contained in this Quarterly Report on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, as may be updated in our other periodic filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur or continue, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
•
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
•
We are subject to extensive governmental regulation and may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.
•
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American.
•
Our quarterly results of operations may fluctuate, which could cause our stock price to decline.

PART I—FINANCIAL INFORMATION

Winc, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$2,760	$4,883
Accounts receivable, net of allowance for doubtful accounts and sales returns of $0.2 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively	3,309	2,575
Inventory, net	25,730	23,888
Prepaid expenses and other current assets	2,854	6,887
Total current assets	34,653	38,233
Property and equipment, net	517	496
Right of use lease assets, net	4,012	—
Intangible assets, net	10,979	11,537
Other assets	157	122
Total assets	$50,318	$50,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,378	$4,040
Accrued liabilities	6,614	6,762
Contract liabilities	13,927	12,127
Early exercise stock option liability, current	489	922
Lease liabilities, current	1,228	—
Line of credit	4,400	—
Short-term advances	1,723	—
Total current liabilities	32,759	23,851
Lease liabilities, non-current	2,965	—
Early exercise stock option liability, non-current	712	839
Other liabilities	315	2,216
Total liabilities	36,751	26,906
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 13,296,585 and 13,214,612, shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	2
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Treasury stock (168,750 shares outstanding as of September 30, 2022 and December 31, 2021)	(7)	(7)
Additional paid-in capital	97,692	95,207
Accumulated deficit	(84,119)	(71,720)
Total stockholders’ equity	13,567	23,482
Total liabilities and stockholders’ equity	$50,318	$50,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$15,806	$18,457	$51,905	$53,573
Cost of revenues	10,037	10,653	31,017	30,605
Gross profit	5,769	7,804	20,888	22,968
Operating expenses:
Marketing	2,417	3,700	8,176	11,678
Personnel	3,274	7,153	11,260	12,540
General and administrative	4,248	2,987	13,928	8,555
Production and operation	66	44	258	97
Creative development	14	131	123	287
Total operating expenses	10,019	14,015	33,745	33,157
Loss from operations	(4,250)	(6,211)	(12,857)	(10,189)
Other income (expense)
Interest expense	(244)	(127)	(390)	(548)
Change in fair value of warrant liabilities	—	248	—	(644)
Other income, net	323	358	872	966
Gain on debt forgiveness from Paycheck Protection Program note payable	—	—	—	1,364
Total other income	79	479	482	1,138
Loss before provision for income taxes	(4,171)	(5,732)	(12,375)	(9,051)
Income tax expense	4	1	24	17
Net loss	$(4,175)	$(5,733)	$(12,399)	$(9,068)
Net loss per common share:
Basic and diluted	$(0.33)	$(2.55)	$(0.99)	$(4.72)
Weighted-average common shares outstanding:
Basic and diluted	12,615,182	2,252,128	12,503,139	1,922,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	13,214,612	$2	168,750	$(7)	$95,207	$(71,720)	$23,482
Stock-based compensation expense	—	—	—	—	—	—	822	—	822
Vesting of early exercised stock options	—	—	—	—	—	—	329	—	329
Stock cancellation	—	—	(1,234)	(1)	—	—	(39)	—	(40)
Net loss	—	—	—	—	—	—	—	(4,241)	(4,241)
Balance at March 31, 2022	—	$—	13,213,378	$1	168,750	$(7)	$96,319	$(75,961)	$20,352
Stock-based compensation expense	—	—	—	—	—	—	622	—	622
Vesting of early exercised stock options	—	—	—	—	—	—	232	—	232
Vesting of restricted stock units	—	—	68,447	—	—	—	—	—	—
Shares withheld for net share settlement	—	—	(1,423)	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	(3,983)	(3,983)
Balance at June 30, 2022	—	$—	13,280,402	$1	168,750	$(7)	$97,169	$(79,944)	$17,219
Stock-based compensation expense	—	—	—	—	—	—	484	—	484
Stock option exercises	—	—	15,161	—	—	—	19	—	19
Vesting of early exercised stock options	—	—	—	—	—	—	3	—	3
Vesting of restricted stock units	—	—	1,679	—	—	—	—	—	—
Shares withheld for net share settlement	—	—	(657)	—	—	—	(1)	—	(1)
Refund of issuance costs of Series E preferred stock	—	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	—	(4,175)	(4,175)
Balance at September 30, 2022	—	$—	13,296,585	$1	168,750	$(7)	$97,692	$(84,119)	$13,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Promissory Notes for Common	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock Issued	Capital	Deficit	Deficit
Balance at December 31, 2020	7,266,986	$56,462	945,794	$1	168,750	$(7)	$—	$2,229	$(57,072)	$(54,849)
Stock-based compensation expense	—	—	—	—	—	—	—	72	—	72
Stock option exercises	—	—	875,075	—	—	—	—	1,042	—	1,042
Employee promissory notes issued for the exercise of stock options	—	—	—	—	—	—	(1,046)	—	—	(1,046)
Issuance of Series E Preferred Stock, net of $487 of issuance costs	332,220	4,173	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of $694 of issuance costs	714,272	9,306	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	593	593
Balance at March 31, 2021	8,313,478	$69,941	1,820,869	$1	168,750	$(7)	$(1,046)	$3,343	$(56,479)	$(54,188)
Stock-based compensation expense	—	—	—	—	—	—	—	100	—	100
Stock option exercises	—	—	1,234,233	1	—	—	—	585	—	586
Vesting of early exercised stock options	—	—	—	—	—	—	—	5	—	5
Employee promissory notes issued for the exercise of stock options	—	—	—	—	—	—	(2,407)	—	—	(2,407)
Issuance costs of Series E preferred stock	—	(11)
Issuance of Series F Preferred Stock Series warrants	—	(2,034)	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock in connection with an acquisition	71,428	1,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,930)	(3,930)
Balance at June 30, 2021	8,384,906	$68,896	3,055,102	$2	168,750	$(7)	$(3,453)	$4,033	$(60,409)	$(59,834)
Stock-based compensation expense	—	—	—	—	—	—	—	819	—	819
Stock option exercises	—	—	15,832	—	—	—	—	29	—	29
Vesting of early exercised stock options	—	—	—	—	—	—	—	(27)	—	(27)
Forgiveness of employee promissory notes receivable	—	—	—	—	—	—	3,453	—	—	3,453
Issuance costs of Series E preferred stock	—	(12)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,733)	(5,733)
Balance at September 30, 2021	8,384,906	$68,884	3,070,934	$2	168,750	$(7)	$-	$4,854	$(66,142)	$(61,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,399)	$(9,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	828	520
Amortization of debt issuance costs	35	118
Stock-based compensation	1,928	991
Bad debt expense	(48)	401
Inventory reserve	195	—
Gain on debt forgiveness - Paycheck Protection Program note payable	—	(1,364)
Change in fair value of warrant liabilities	—	644
Forgiveness of employee promissory notes	—	3,453
Other non-cash	232	(17)
Change in operating assets and liabilities:
Accounts receivable	(686)	(269)
Inventory, net	(2,037)	(8,362)
Prepaid expenses and other current assets	4,032	(1,662)
Other assets	(36)	(1,845)
Accounts payable	339	57
Accrued liabilities	(148)	377
Contract liabilities	1,800	2,304
Other liabilities	(1,789)	(74)
Net cash used in operating activities	(7,754)	(13,796)
Cash flows from investing activities
Cash paid for asset acquisitions	—	(8,758)
Purchases of property and equipment	(183)	(267)
Capitalized software development costs	(346)	(216)
Loans for employee advances	—	(6)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(524)	(9,247)
Cash flows from financing activities
Borrowings on line of credit	6,500	5,500
Repayments on line of credit	(2,100)	—
Repayments of long-term debt	—	(1,250)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	13,298
Proceeds from exercise of employee stock options	19	99
Taxes paid for restricted stock unit net share settlement	(5)	—
Advances received under financing arrangements, net of repayments	1,723	—
Refund of issuance costs of Series E preferred stock	18	—
Net cash provided by financing activities	6,155	17,647
Net decrease in cash	(2,123)	(5,396)
Cash at beginning of period	4,883	7,008
Cash at end of period	$2,760	$1,612

Supplemental disclosure of cash flow information
Interest paid	$188	$208
Taxes paid	$4	$51

Non-cash investing and financing activities
Deferred offering costs in accounts payable and accrued liabilities	$—	$1,308
Vesting of early exercised stock options	$564	$199
Right of use assets recorded upon adoption of ASC 842	$5,197	$—
Employee promissory notes issued for stock option exercises	$—	$3,453

Forgiveness of employee promissory notes issued for stock option exercises	$—	$(3,453)
Forgiveness of Paycheck Protection Program	$—	$1,364
Issued shares of redeemable convertible preferred stock in connection with acquisitions	$—	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Winc, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Winc, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Winc") is a Delaware corporation, which was originally incorporated on August 11, 2011. The Company is a producer of innovative alcoholic beverage products available for purchase through wholesale and direct-to-consumer ("DTC") channels. The Company’s products are available in the wholesale channel at premium retailers and restaurants throughout the country, including Whole Foods, H-E-B, Safeway/Albertsons and Target. In the DTC channel, the Company offers dedicated brand websites and participation in its membership rewards program ("Insider Access") that enables consumers to gain access to member-only pricing, emails, newsletters, special offers, and other updates to maximize their experience. Insider Access customers are charged a monthly fee in exchange for credits which the customer may redeem for the Company’s products at any time through the Winc.com platform.

The Company develops its products in conjunction with winemakers, vineyards, distillers and manufacturers, both domestically and internationally, which are then transported to one of the Company's two distribution facilities, with one located in Pennsylvania and the Company's primary facility located on California's Central Coast.

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

The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021 contained in the above-referenced Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Going Concern

As of September 30, 2022, the Company had $2.8 million of cash, $4.4 million of outstanding borrowings on the $7.0 million line of credit (the "BoC Line of Credit") under its Credit Agreement with Pacific Mercantile Bank (the "BoC Credit Agreement"), and an accumulated deficit of $84.1 million. For the nine months ended September 30, 2022, the Company had negative cash flows from operating activities of $7.8 million and incurred a net loss of $12.4 million. In June 2022, the Company entered into an amendment to the BoC Credit Agreement, which extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of the Company's borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date, as further described in Note 9. Since September 30, 2022, the Company has repaid $1.0 million of the outstanding borrowings under the BoC Line of Credit, resulting in an outstanding balance of $3.4 million as of the date of this Quarterly Report on Form 10-Q. In October 2022, the Company entered into a further amendment to the BoC Credit Agreement, which, among other things, delayed the reduction in borrowing capacity scheduled for November 1, 2022 to December 1, 2022 and deferred measurement of the minimum liquidity covenant until December 31, 2022, as further discussed in Note 9. Through September 30, 2022, the Company has been dependent on debt and equity financing to fund its operations, including proceeds raised from the IPO.

The Company’s management believes it will continue to require third-party financing to repay the BoC Line of Credit at maturity or satisfy its other obligations and to support future operations until the Company achieves profitability. The Company continues to take steps to improve profitability and seek additional sources of capital. However, there can be no assurance that improvement in operating results will occur or that the Company will successfully implement its plans. In addition, there can be no assurances that an agreement for additional capital would ultimately be reached or that the additional capital would become available to the Company at all or on terms favorable to the Company. In the event cash flows from operations and factoring or borrowing arrangements are not sufficient, additional sources of financing, such as equity offerings, will be required in order to repay the BoC Line of Credit at maturity or satisfy the Company's other obligations and to maintain the Company’s current and planned future operations. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern. If the Company is unable to adequately reduce costs or obtain additional financing, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

COVID-19 Pandemic

In response to the COVID-19 pandemic, extraordinary actions were initially taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions throughout the world, including travel bans, quarantines, "stay-at-home" orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While the impacts of the COVID-19 pandemic have generally stabilized during 2021 and 2022 and most of these measures have been rescinded, its adverse impact on global economic conditions, including supply chain disruptions and resulting inflationary pressures, and consumer confidence and spending continues, and there remains uncertainty around the broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance. In addition, the Company may be required to take precautionary measures in response to future COVID-19 pandemic developments, including the emergence of new variants. The COVID-19 pandemic has, to date, not had a direct material adverse impact on the Company's results of operations or ability to raise funds to sustain operations. The economic effects of the pandemic and resulting long-term societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

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

Accounts Receivable and Allowance for Doubtful Accounts

The following table summarizes the allowance for doubtful accounts and sales returns as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Beginning balance	$176	$238
Provision	2,560	4,009
Write-offs, net	(2,532)	(4,071)
Ending balance	$204	$176

Financing Arrangements

In June 2022, the Company entered into an agreement providing for the sale on a non-recourse basis of the proceeds from future sales from its DTC channel to a third-party financial institution in exchange for an advance of a portion of such proceeds. Total available advances under the agreement equal $2.9 million, all of which has been advanced as of September 30, 2022. In exchange for advances on future DTC sales, 9% of daily DTC receipts are applied towards the balance owed. Payments applied towards the balance owed totaled $0.9 million and $1.2 million for the three and nine months ended September 30, 2022, respectively. As the advances are expected to be paid off within one year from being advanced, the balance is classified as Short-term advances on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022. The Company presents cash proceeds as cash provided from financing activities in the unaudited condensed consolidated statements of cash flows. Fees under the agreement totaling $0.4 million, or 13.5% of the total advance of $2.9 million, are recorded in other income (expense) over the estimated term of the agreement. Eligible discounts, which reduce the fees, totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. Revenue is recognized when or as the performance obligation has been satisfied and control of the product has transferred to the customer. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, the right to payment, and the legal title of the products. Deferred revenue represents billings or payments received in advance of services performed.

The Company generates revenue from the following revenue streams:

•
Direct to Consumer Sales: Wine sales direct to customers through monthly membership or individual orders of bottles. Customers can skip a month and a membership is not required to purchase wine.
•
Wholesale Sales: Direct-to-buyer wine sales in large quantities to various distributors who then sell directly to both on-premise and off-premise retailers.
•
Breakage Sales: Sales recognized from the unused gift cards and prepaid credits.

The Company's primary performance obligation is to transfer a specific quantity of wine to the customer, whether that be to the consumer directly or through wholesale. The Company’s principal terms of DTC sales are free on board (or "FOB") destination and the Company transfers control and records revenue for online wine sales upon receipt of the wine by the customer. Wholesale revenue is recognized when the product ships from one of the Company’s distribution points. Accordingly, revenues from online and wholesale sales are recognized at a point in time when the customer obtains control of the wine. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the transfer of wine and is generally based on a fixed price according to a contract. Shipping and handling fees charged to customers are reported within revenue and the Company elects to exclude sales tax assessed by a government authority from the transaction price. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components, as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract are expensed as incurred when the amortization period is less than a year.

Sales allowances related to returns are generally not material to the consolidated financial statements. Estimates for sales allowances are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of sale.

Gift cards and prepaid credits are recorded as a contract liability when sold and recorded as revenue when the customer redeems the gift card or prepaid credit. Based on historical redemption rates, a percentage of gift cards and prepaid credits will not be redeemed, which is referred to as “breakage.” Breakage revenue is recognized in proportion to the pattern of redemption by the customer, which the Company determines based on the historical redemption rate.

	September 30,	December 31,
	2022	2021
Beginning balance	$12,127	$8,691
Credit liability issued during current period but not redeemed	8,829	9,874
Revenue recognized from beginning liability (1)	(7,029)	(6,438)
Ending balance	$13,927	$12,127

(1) Inclusive of breakage revenue.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), as amended, which sets forth a "current expected credit loss" model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to certain off-balance sheet credit exposures. The standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company does not expect adopting this standard to have a material impact on its condensed consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 450-50) which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The standard's requirement to disclose the key terms of the programs and information about obligations outstanding is effective for fiscal years beginning after December 15, 2022. The standard's requirement to disclose a rollforward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

The Company reassesses the contingent consideration on a quarterly basis and as of September 30, 2022, determined that $1.4 million was probable of being paid to the seller for the earnout period ending May 2023. Contingent consideration due for the earnout period ending May 2022 totaled $1.6 million. As the remaining payments are expected to be made within one year of the balance sheet date, such contingent consideration is classified as Accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022.

In August 2022, the Company entered into an amendment to the NM Purchase Agreement that, among other things, restructured the payment of the $1.6 million contingent consideration for the earnout period ending May 2022 (the "2021 Earnout Amount") into nine monthly installments beginning September 15, 2022. The amendment also made the repayment of the 2021 Earnout Amount subject to a 10% annualized interest rate, accruing monthly from July 1, 2022. Each of the first eight payments will equal one-twelfth of the balance, and the ninth and final payment will equal the remaining balance. The amendment also provides that the payment of any unpaid amount of the 2021 Earnout Amount may be accelerated under certain circumstances, including in the event the Company secures certain third-party financing or undergoes a change of control or sale of all or substantially all of its assets. As of September 30, 2022, the outstanding balance on the contingent consideration for the earnout period ending May 2022 was $1.5 million.

The Company recognized amortization expense related to the acquired intangible assets of $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.4 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Note 4. Inventory, net

Inventory, net consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$7,246	$5,615
Finished goods	18,314	18,086
Packaging	365	187
Inventory reserve	(195)	—
Total inventory, net	$25,730	$23,888

During the three months ended September 30, 2022, the Company established a $0.2 million finished goods inventory reserve.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid freight	$956	$1,484
Prepaid wine	559	3,045
Prepaid merchant fees	485	349
Prepaid software licenses	342	861
Prepaid insurance and benefits	360	842
Other current assets	119	237
Prepaid other	33	69
Total prepaid expenses and other current assets	$2,854	$6,887

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Leasehold improvements	$222	$370
Computers and server equipment	215	257
Machinery and equipment	208	337
Furniture and fixtures	203	763
Purchased software and licenses	—	132
	848	1,859
Less: accumulated depreciation and amortization	(331)	(1,363)
Total property and equipment, net	$517	$496

Depreciation and amortization expense totaled less than $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.2 million and $0.1 million during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 2022, the Company wrote off $1.0 million of fully depreciated fixed assets no longer in use and impaired an insignificant amount of furniture and fixtures related to the lease ending at the Company's Venice location in July 2022. There were no impairment charges to property and equipment for the nine months ended September 30, 2021.

Note 7. Intangible Assets, Net

Intangible assets consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Supplier relationships gained in acquisition	$11,140	$11,373
Capitalized software	2,535	2,322
Website development	133	168
	13,808	13,863
Less: accumulated amortization	(2,829)	(2,326)
Total intangible assets, net	$10,979	$11,537

Amortization related to acquired intangible assets (see Note 3) and capitalized software totaled $0.2 million for both the three months ended September 30, 2022 and 2021 and $0.6 million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 2022, the Company wrote off $0.2 million of fully amortized intangible assets no longer in use. There were no impairment charges to intangible assets for the nine months ended September 30, 2022 and 2021.

The following table summarizes amortization expense expected to be recognized for the Company's intangible assets, described above, as of the date presented (in thousands):

September 30,
2022
2022	$230
2023	864
2024	729
2025	595
2026	554
Thereafter	8,007
Total	$10,979

Note 8. Accrued Liabilities and Other Liabilities

Accrued Liabilities

Accrued liabilities consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Accrued contingent consideration	$2,933	$1,563
Inventory received not billed	1,620	1,599
Accrued marketing	554	701
Accrued payroll liabilities	359	914
Accrued professional fees	358	797
Accrued alcohol and tobacco tax	82	140
Accrued shipping	1	193
Other	707	855
Total accrued liabilities	$6,614	$6,762

Other Liabilities

As of December 31, 2021, Other liabilities on the unaudited condensed consolidated balance sheets consisted primarily of $1.8 million of long-term accrued contingent consideration expected to be paid during the year ended December 31, 2023 (See Note 3). As of September 30, 2022, all contingent consideration was classified as short-term within Accrued liabilities on the unaudited condensed consolidated balance sheets.

Note 9. Debt

Credit Facilities

In December 2020, the Company entered into the BoC Credit Agreement for the $7.0 million BoC Line of Credit. Pacific Mercantile Bank was subsequently acquired by the Banc of California in October 2021. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate (the Prime Rate was 6.25% as of September 30, 2022 and 3.25% as of December 31, 2021). In June 2022, the Company entered into an amendment to the BoC Credit Agreement, which among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of the Company's borrowing capacity. As of September 30, 2022, borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date were as follows (in thousands):

For the Period Beginning:	Borrowing Capacity
July 1, 2022	$6,500
August 1, 2022	5,500
September 1, 2022	4,500
October 1, 2022	3,500
November 1, 2022	2,500
December 30, 2022	—

The balance on the BoC Line of Credit as of September 30, 2022 and December 31, 2021 was $4.4 million and zero, respectively. The Company was in compliance with the credit agreement covenants as of September 30, 2022. The carrying value of the BoC Line of Credit approximates its fair value because the interest rates are based on established market rates. Since September 30, 2022, the Company has repaid $1.0 million of the outstanding borrowings under the BoC Line of Credit, resulting in an outstanding balance of $3.4 million as of the date of this Quarterly Report on Form 10-Q.

In October 2022, the Company entered into a further amendment to the BoC Credit Agreement, which, among other things, delayed the reduction in borrowing capacity scheduled for November 1, 2022 to December 1, 2022 and deferred measurement of the minimum liquidity covenant until December 31, 2022. The remaining balance on the BoC Line of Credit is scheduled to be repaid in December 2022.

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

Interest expense on the BoC Line of Credit and Multiplier Term Loan was $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.3 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Paycheck Protection Program Loan

In April 2020, the Company received a Paycheck Protection Program loan administered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act. The Company received a $1.4 million loan from Western Alliance Bank to help maintain payroll and operations through the period impacted by the COVID-19 pandemic. The Company applied for and was granted loan forgiveness for the full principal balance in March 2021 prior to making any interest or principal payments. Accordingly, the Company recognized $1.4 million upon forgiveness within the Gain on debt forgiveness from Paycheck Protection Program note payable caption on the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2021.

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

Upon completing the IPO in November 2021, the warrants then met the conditions for equity classification as they became exercisable into common stock in conjunction with the IPO. As the warrants were still classified as liabilities as of September 30, 2021, they were remeasured as of that date using the following assumptions.

Nine Months Ended September 30,
2021
Risk free interest rates	0.98% - 1.52%
Expected term (in years)	1.75 - 6.25
Dividend yield	—
Expected volatility	60%
Fair value of common stock	$0.89 - $2.06

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

Note 12. Leases

The Company leases fulfillment centers and other facilities under operating lease arrangements from third parties. The lease terms are generally specified in the respective lease agreement, however certain agreements provide for lease term extensions or early termination options. To determine the period for the estimated future lease payments, the Company evaluates whether it is reasonably certain that it will exercise an extension or termination option at the commencement date. The Company makes payments on a monthly basis for each of its four non-cancelable operating leases, which expire at various times between July 2022 and September 2024.

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

The table below presents the Company's weighted average lease term and discount rate of its operating leases as of the date presented:

September 30,
2022
Weighted average remaining lease term	9 years
Weighted average discount rate	7.4%

The table below presents total lease cost for the periods presented (in thousands):

Lease cost	Statement of Operations Location	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Operating lease cost	General and administrative expense	$463	$1,390

The table below presents the effect of lease payments on the Company's unaudited condensed consolidated statement of cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$1,999	$1,695

Future lease payments as of September 30, 2022 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (three months)	$482
2023	1,219
2024	533
2025	362
2026	374
Thereafter	2,525
Total lease payments	5,495
Less: Amounts representing interest	(1,302)
Lease liability	$4,193

Future minimum rental payments on operating leases as of December 31, 2021 were as follows (in thousands):

December 31,
Year Ending December 31,	2021
2022	$2,007
2023	918
2024	181
Total	$3,106

The Company is a sublessor under two non-cancelable sublease agreements. Both subleases are set to expire in January 2023, at which time the respective head leases also expire. Minimum future sublease rental income under the non-cancelable operating subleases as of the date presented are as follows (in thousands):

September 30,
2022
2022 (three months)	$200
2023	67
Total	$267

Sublease rental income totaled $0.3 million for both the three months ended September 30, 2022 and 2021, and $1.0 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for incentive stock options granted to employees and on the reporting date for non-employees. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company estimates expected volatility based on historical and implied volatility data of comparable companies. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. There were no options granted during the nine months ended September 30, 2022.

The following table summarizes the key valuation assumptions for options granted for the period presented:

Nine Months Ended September 30,
2021
Risk free interest rates	0.98% – 1.11%
Expected term (in years)	5.53 – 6.12
Dividend yield	—
Expected volatility	36.91% - 37.10%
Fair value	$5.13 - $5.26

The following table summarizes stock option activity under the Company’s stock-based compensation plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	563,613	$3.71	7.61	$871
Exercised	(15,161)	1.28	—	—
Granted	—	—	—	—
Forfeited	(96,593)	4.76	—	—
Expired	(96,004)	3.38	—	—
Outstanding as of September 30, 2022	355,855	3.50	6.40	—
Vested and exercisable as of September 30, 2022	270,630	$3.05	5.77	$—

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. Total unvested and unexercised shares under options as of September 30, 2022 and December 31, 2021, totaled 85,225 and 327,405, respectively.

The total fair value of shares under options vested and unexercised as of September 30, 2022 and December 31, 2021 was $0.2 million and $1.2 million, respectively. Total unrecognized compensation cost related to unvested stock options as of September 30, 2022 is $0.8 million and is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

A summary of restricted stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2021	56,900	$13.00
Granted	1,417,297	4.16
Canceled	(217,786)	7.15
Vested and released	(70,126)	12.49
Restricted stock units outstanding at September 30, 2022	1,186,285	3.60

At September 30, 2022, there was $3.5 million of total unrecognized stock-based compensation cost related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.7 years.

Stock-Based Compensation Expense

Total stock-based compensation expense was $0.5 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively, and is recognized as a personnel expense in the unaudited condensed consolidated statement of operations.

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

During the nine months ended September 30, 2021, options to purchase 1,055,964 shares of common stock were exercised early. The Company had a liability of $1.2 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively, related to early exercises of stock options, which is recorded as an early exercise stock option liability in the unaudited condensed consolidated balance sheets. The liability is reclassified into stockholders’ equity (deficit) as the early exercised options vest.

At September 30, 2022, 250,495 shares of common stock subject to repurchase related to stock options early exercised and unvested were outstanding.

In June 2019, the Company granted performance-based stock option awards to purchase a total of 375,000 shares of common stock to certain executive employees. These awards vest and become exercisable immediately prior to the consummation of a qualifying corporate transaction based on the achievement of certain enterprise valuation goals in connection with the corporate transaction. These vesting events were not determined to be probable of occurring as of September 30, 2022 and were never determined to be probable of occurring prior to such date. As such, the Company has not recognized any compensation costs related to the awards as of September 30, 2022. Until the performance condition is considered probable of being met, if at all, the Company will not recognize stock-based compensation expense. If the assessment of the probability of the performance condition being met changes, the net impact of the change in estimate would be recognized in the period of change.

These awards were early exercised in May 2021 at a value of $0.5 million, and therefore, are recorded within the early exercise stock option liability in the Company's condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The awards will remain classified within the early exercise stock option liability until the sooner of the date the performance condition is met or the award expiration date.

Employee Promissory Notes

In February, April and May 2021, the Company entered into full recourse promissory notes with its former CEO, CSO and General Counsel, President and Interim CEO, CFO, and COO related to stock option exercises for a total of 915,721 shares, 200,606 shares, 715,500 shares, 127,296 shares, and 125,000 shares, respectively. Prior to their forgiveness, the notes issued in February and April accrued interest at 2.25% per annum and the notes issued in May accrued interest at 4.07% per annum, compounding annually. The promissory notes were prepayable at any time at the option of the employee and were payable at the earlier of: (i) the date of any sale, transfer or other disposition of all or any portion of the purchased shares, (ii) five years from the date of the promissory note, or (iii) the latest date repayment must be made to prevent a violation of Section 13(k) of the Securities Exchange Act of 1934.

In September 2021, the Company's Board of Directors approved the forgiveness of all outstanding principal and accrued interest for each of the promissory notes, totaling $3.5 million.

Employee Stock Purchase Plan

Eligible employees qualify to receive the grant of rights to purchase common stock under the Company's 2021 Employee Stock Purchase Plan ("2021 ESPP"). Eligible employees are those that do not own stock possessing 5% or more of the total combined voting power or value of all common stock of the Company, a parent or a subsidiary. Under the 2021 ESPP, the Company is authorized to issue up to 262,864 shares of its common stock, of which none have been issued as of September 30, 2022. On January 1st of each year, shares available for issuance under the 2021 ESPP Plan may be increased pursuant to its terms. There is no financial impact of the 2021 ESPP for the three or nine months ended September 30, 2022.

Note 14. Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating U.S. employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees aged 21 and older are eligible to contribute to the plan starting 30 days after their employment date. Once eligible, participants are automatically enrolled to contribute 6% of eligible compensation or may elect to contribute a whole percentage of their eligible compensation subject to annual Internal Revenue Code limits. The Company made no contributions during the nine months ended September 30, 2022 or the year ended December 31, 2021.

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

Common Stock

As of September 30, 2022, the Company had one class of common stock with a par value of $0.0001. There were 13,296,585 shares issued and outstanding as of September 30, 2022.

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

Preferred Stock

As of September 30, 2022, the Company had one class of undesignated preferred stock with a par value of $0.0001. There were no preferred shares issued and outstanding as of September 30, 2022.

Redeemable Convertible Preferred Stock

The Company previously issued redeemable convertible preferred stock prior to the IPO. Concurrent with the closing of the IPO in November 2021, all then-outstanding shares of the Company's redeemable convertible preferred stock were automatically converted into an aggregate of 8,395,808 shares of common stock and were reclassified into permanent equity. Following the IPO and as of September 30, 2022, there were no shares of redeemable convertible preferred stock outstanding.

Note 16. Segment Information

The Company evaluates its business and allocates resources based on its two reportable business segments: DTC and wholesale. The Company has a non-reportable segment that is comprised of a small business line focused on testing new products and revenues generated from the sale of bulk wine, which is not attributable to the other two reportable segments. Corporate non-segment includes general and administrative expenses, interest expense and other non-segment specific income and expense items. The Company does not report asset information by segment because that information is not used to evaluate Company performance or allocate resources between segments.

The Company evaluates its segments' performance based on gross profit (calculated in accordance with GAAP).

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	For the Three Months Ended
	September 30, 2022
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$9,883	$5,549	$374	$—	$15,806
Cost of revenues	5,601	3,982	454	—	10,037
Gross profit	4,282	1,567	(80)	—	5,769
Operating expenses	(4,029)	(1,365)	—	(4,625)	(10,019)
Interest expense	—	—	—	(244)	(244)
Other income (expense), net	—	—	—	323	323
Income (loss) before income taxes	$253	$202	$(80)	$(4,546)	$(4,171)

	For the Three Months Ended
	September 30, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$12,674	$5,507	$276	$—	$18,457
Cost of revenues	7,122	3,411	120	—	10,653
Gross profit	5,552	2,096	156	—	7,804
Operating expenses	(5,198)	(1,279)	(427)	(7,111)	(14,015)
Interest expense	—	—	—	(127)	(127)
Change in fair value of warrant liabilities	—	—	—	248	248
Other income (expense), net	—	—	—	358	358
Income (loss) before income taxes	$354	$817	$(271)	$(6,632)	$(5,732)

	For the Nine Months Ended
	September 30, 2022
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$34,291	$16,849	$765	$—	$51,905
Cost of revenues	19,158	11,118	741	—	31,017
Gross profit	15,133	5,731	24	—	20,888
Operating expenses	(12,510)	(4,657)	(394)	(16,184)	(33,745)
Interest expense	—	—	—	(390)	(390)
Change in fair value of warrant liabilities	—	—	—	—	—
Other income (expense), net	—	—	—	872	872
Income (loss) before income taxes	$2,623	$1,074	$(370)	$(15,702)	$(12,375)

	For the Nine Months Ended
	September 30, 2021
	DTC	Wholesale	Other non-reportable	Corporate non-segment	Total
Net revenues	$39,525	$13,131	$917	$—	$53,573
Cost of revenues	22,479	7,733	393		30,605
Gross profit	17,046	5,398	524	—	22,968
Operating expenses	(15,487)	(3,484)	(1,314)	(12,872)	(33,157)
Interest expense	—	—	—	(548)	(548)
Change in fair value of warrant liabilities	—	—	—	(644)	(644)
Other income (expense), net	—	—	—	966	966
Gain on debt forgiveness from Paycheck Protection Program	—	—	—	1,364	1,364
Income (loss) before income taxes	$1,559	$1,914	$(790)	$(11,734)	$(9,051)

Note 17. Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock and if-converted methods, as applicable. There were no participating securities during either period. For both periods presented, the weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of potentially dilutive securities is anti-dilutive.

The following securities were excluded due to their anti-dilutive effect on net loss per common share recorded for the periods presented:

	As of September 30,
	2022	2021
Stock options outstanding	355,855	592,488
Unvested stock options early exercised	250,495	571,627
Unvested performance-based stock options early exercised	375,000	375,000
Redeemable convertible preferred stock	—	8,384,906
Warrants to purchase common stock	450,396	403,698
Restricted stock units outstanding	1,186,285	—
Total	2,618,031	10,327,719

Note 18. Income Taxes

The components of income tax expense are as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
Federal	$—	$—	$—	$—
State	4	1	24	17
Total current	4	1	24	17
Total provisions for (benefit from) income taxes	$4	$1	$24	$17

The Company's effective tax rate was (0.07)% and (0.03)% for the three months ended September 30, 2022 and 2021, respectively, and (0.19)% and (0.18)% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 differ from the U.S. federal statutory tax rates primarily due to a full valuation allowance related to the Company's deferred tax assets offset by state taxes.

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

As of September 30, 2022, the Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2022, the Company had no accrual for the payment of interest or penalties.

Note 19. Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued. Except as disclosed below and elsewhere in this Quarterly Report on Form 10-Q, no events have occurred subsequent to September 30, 2022 requiring disclosure or recording in the consolidated financial statements.

In October 2022, the Company entered into a further amendment to the BoC Credit Agreement, which, among other things, delayed the reduction in borrowing capacity scheduled for November 1, 2022 to December 1, 2022 and deferred measurement of the minimum liquidity covenant until December 31, 2022. The remaining balance on the BoC Line of Credit is scheduled to be repaid in December 2022 (See Note 9).

In November 2022, we implemented a reduction in workforce in which we eliminated seven full-time positions, representing approximately 8% of our workforce.

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

We generate net revenues by building durable brands that consumers love. We offer high-quality products in all 50 states either through our DTC channel or the national distribution network in our wholesale channel. Our omni-channel approach allows us to create compelling order economics, differentiated product offerings, consumer-led brands, and a loyal consumer following. We seek to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility. We believe this distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. We believe our integrated omni-channel presence provides meaningful benefits to our consumers that are not easily replicated by our competitors.

The following financial and operational results were achieved during the three and nine months ended September 30, 2022 and 2021:

•
total net revenues decreased by 14.4% for the three months ended September 30, 2022 and 2021, to $15.8 million from $18.5 million, respectively, and decreased by 3.1% to $51.9 million from $53.6 million for the nine months ended September 30, 2022 and 2021, respectively;
•
wholesale net revenues remained stable at $5.5 million both for the three months ended September 30, 2022 and 2021, and increased by 28.3% to $16.9 million from $13.1 million for the nine months ended September 30, 2022 and 2021, respectively;
•
we expanded our retail accounts sold by 15.6% to 9,392 from 8,124 for the three months ended September 30, 2022 and 2021, respectively, and by 40.7% to 16,143 from 11,476 for the nine months ended September 30, 2022 and 2021, respectively;
•
we generated a net loss of $4.2 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively, and a net loss of $12.4 million and $9.1 million for the nine months ended September 30, 2022 and 2021, respectively; and
•
our Adjusted EBITDA loss increased to $3.0 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021 and increased to $9.0 million for the nine months ended September 30, 2022 from $4.3 million for the nine months ended September 30, 2021.

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

We do not believe COVID-19 had a direct material impact on DTC demand or wholesale net revenues for the three months ended September 30, 2022 or 2021.

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

Key Factors Affecting Our Performance and Growth

The Alcoholic Beverages market represents one of the largest total addressable market opportunities in the CPG landscape, and, within the Alcoholic Beverages market, the wine industry is a sizable market. We believe we are one of the few Alcoholic Beverage companies that is connecting with both the next generation of consumers who prefer to shop online and the legacy wholesale distribution channel, and we believe that this omni-channel approach will lead to a significant and expanding market opportunity. Our long-term goal is to grow by building a portfolio of durable brands that consumers love. As we strengthen our portfolio of brands and increase our brand awareness, we believe that it will enhance our ability to acquire DTC consumers, grow our wholesale business and seize a larger portion of the U.S. Alcoholic Beverages market.

Our DTC channel net revenues decreased by 22.0% and 13.2% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. DTC represented 62.5% and 66.1% of our total net revenues for the three and nine months ended September 30, 2022, respectively. Our DTC channel growth slowed in 2021 as COVID-19 restrictions were eased or lifted, and, as we take steps to improve profitability, such as by decreasing digital marketing spend, our DTC channel may experience periods of stable or declining net revenues.

Our wholesale channel net revenues grew 0.8% and 28.3% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. Wholesale represented 35.1% and 32.5% of our total net revenues for the three and nine months ended September 30, 2022, respectively. The growth within the wholesale channel during the period was fueled primarily by an increase in retail accounts and more of our products being sold at each retailer. We believe wholesale net revenues will continue to increase as a percentage of total net revenues. Overall, we continue to see demand for our organic portfolio as consumers demand organic and natural wines.

The remainder of revenue was generated through our non-reportable segment, which is comprised of a small business line focused on testing new products and the sale of bulk wine. We believe the following factors and trends in our business have driven our historic growth and are expected to remain key factors affecting our performance and growth for the foreseeable future:

Brand Awareness and Loyalty

Our ability to promote and maintain brand awareness and loyalty has been critical to our success. We believe we have the opportunity to continue to grow our brand awareness and loyalty through word of mouth, brand marketing and performance marketing. We have made investments to strengthen our brand and generate awareness of our products through our marketing strategy, which includes brand marketing campaigns across various platforms, including email, digital, display, site, direct-mail, commercials, and social media, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our mobile application. The level of our investment in marketing impacts our ability to obtain new customers and to maintain existing customers, and periods of reduced investment in marketing may adversely affect our financial performance, particularly in our DTC channel.

Innovation

Ideation, development and innovation have been core elements underpinning our historic growth strategy. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. Our ability to successfully Ideate, Launch and Amplify new products will depend on a variety of factors, including our efforts to improve profitability, the level of our continued investment in innovation, integrated business planning processes and capabilities.

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

Going Concern

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been to fund working capital requirements, debt service payments, and operating expenses. As of September 30, 2022, we had cash on hand of $2.8 million, inventory, net of $25.7 million, total current assets of $34.7 million, and total current liabilities of $32.8 million. As of September 30, 2022, we had outstanding borrowings of $4.4 million on the BoC Line of Credit.

In June 2022, we entered into an amendment to the BoC Credit Agreement, which, among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of our borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date as follows: (i) for the period beginning July 1, 2022, $6.5 million; (ii) for the period beginning August 1, 2022, $5.5 million; (iii) for the period beginning September 1, 2022, $4.5 million; (iv) for the period beginning October 1, 2022, $3.5 million; (v) for the period beginning November 1, 2022, $2.5 million; and (vi) for the period beginning December 30, 2022, zero. In October 2022, the Company entered into a further amendment to the BoC Credit Agreement, which, among other things, delayed the reduction in borrowing capacity scheduled for November 1, 2022 to December 1, 2022 and deferred measurement of the minimum liquidity covenant until December 31, 2022.

We continue to seek additional sources of capital, but there can be no assurance that we will be able to obtain required capital on acceptable terms, if at all. If we are unable to obtain alternative financing, there are no assurances that we will be able to repay the BoC Line of Credit at maturity or satisfy our other obligations and to maintain our current and planned future operations. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unable to adequately reduce costs or obtain additional financing, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Key Financial and Operating Metrics

In addition to the measures presented in our financial statements, we use the following key financial and operational metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	in thousands, except for average order value and retail accounts
DTC
DTC net revenues	$9,883	$12,674	$34,291	$39,525
DTC gross profit	4,282	5,552	15,133	17,046
Average order value (AOV)	90.19	74.52	81.89	70.77
Wholesale
Wholesale net revenues	$5,549	$5,507	$16,849	$13,131
Wholesale gross profit	1,567	2,096	5,731	5,398
Retail accounts	9,392	8,124	16,143	11,476
Consolidated
Net loss margin	-26.4%	-31.1%	-23.9%	-16.9%
Adjusted EBITDA¹	$(2,999)	$(1,355)	$(9,063)	$(4,259)
Adjusted EBITDA margin¹	-19.0%	-7.3%	-17.5%	-7.9%

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

We increased AOV by 21.0% to $90.19 from $74.52 for the three months ended September 30, 2022 and 2021, respectively, and by 15.7% to $81.89 from $70.77 for the nine months ended September 30, 2022 and 2021, respectively, as a result of ongoing initiatives aimed at optimizing customer activity. AOV in the three and nine months ended September 30, 2022 was positively impacted by a 50.5% and 35.1% decrease in first-time orders, respectively, which contributed to the increased AOV because first-time orders offer significant discounts.

Retail Accounts

Retail account growth is a key metric for our continued growth in wholesale as it is a measure of how widely our products are distributed. The metric represents the number of retail accounts in which we sold our products in a given period.

We expanded our retail accounts sold by 15.6% to 9,392 from 8,124 for the three months ended September 30, 2022 and 2021, respectively, and by 40.7% to 16,143 from 11,476 for the nine months ended September 30, 2022 and 2021, respectively.

Components of Results of Operations

We evaluate our business and allocate resources among our reportable business segments: (i) DTC and (ii) wholesale.

Net Revenues

We generate net revenues from the following revenue streams:

DTC — We define DTC net revenues as net revenues generated from consumers through our monthly membership or individual orders on our digital platform. Winc.com members are charged a monthly membership and are awarded credits in the same monetary value. Members can then utilize their credits to purchase our brand wines at their discretion. Members have the option to skip monthly charges, accumulate credits or use credits when purchased so that the membership is tailored to everyone’s preference and lifestyle. Additionally, we have dedicated brand websites that generate orders and net revenues for certain of our core brands and that do not require membership.

Contract Liabilities — Contract liabilities, also referred to as deferred revenues, arise as a result of the Winc.com subscription model. Deferred revenues represent payments received from consumers in advance of ordering goods and are referred to as "credits". Winc.com members are charged a monthly fee and are awarded credits equivalent to the monetary value. Members are then able to utilize member credits at their convenience to place an order on our website. Revenue is recognized when the member takes control of the ordered goods, at delivery. Credits do not expire or lose value over periods of inactivity and are non-refundable. We are not required by law to escheat the value of unredeemed credits. Based on historical redemption rates, a percentage of gift cards and prepaid credits will not be redeemed, which is referred to as "breakage." Breakage revenue is recognized in proportion to the pattern of redemption by our customers, which we determine based on the historical redemption rate. Breakage related to prepaid credits and gift cards is reported in DTC net revenues.

Wholesale — We define wholesale net revenues as net revenues generated from wholesale distributors and state-operated licensees. Our wholesale channel success is based on long-standing relationships with a highly developed network of distributors in all U.S. states. We work closely with wholesale distributors to increase the volume of our wines and number of products that are sold by the retail accounts in their respective territories.

Other Non-Reportable — We also generate an immaterial amount of net revenues from a non- reportable segment comprised of a small business line focused on testing new products and the sale of bulk wine, which is not attributable to the other two reportable segments.

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
•
inbound and outbound freight; and
•
storage.

Gross Profit and Gross Margin

We define gross profit as net revenues less cost of revenues as discussed above. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, the timing and mix of sales through our DTC and wholesale channels, and our ability to reduce costs, including with respect to inflation and supply chain factors, in any given period. For example, we may choose to prioritize certain portfolios of product offerings that have lower margins but offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics. Additionally, during any period in which our portfolio includes more subscale, high-growth brands, gross margin may be negatively impacted until economies of scale can be achieved.

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

Wholesale Gross Profit

We define wholesale gross profit as wholesale net revenues less wholesale cost of revenues. Wholesale gross margin is gross profit expressed as a percentage of wholesale net revenues. Wholesale gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, the timing and mix of sales through our wholesale network, pricing support for national chain retail brand promotion and our ability to reduce costs, in any given period.

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
•
Our personnel expenses consist primarily of payroll and related expenses, including stock-based compensation.
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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

DTC

The following table summarizes the results of operations for our DTC reportable segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change $	Change %
DTC net revenues	$9,883	$12,674	$(2,791)	-22.0%
DTC cost of revenues	5,601	7,122	(1,521)	-21.4%
DTC gross profit	$4,282	$5,552	$(1,270)	-22.9%

DTC Net Revenues

DTC net revenues decreased $2.8 million or 22.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily driven by a 36.2% decrease in order volume period over period and a 25% decrease in breakage revenue period over period, partially offset by a 21.0% increase in AOV. We believe the decrease in order volume was driven by a decrease in digital marketing spend as compared to the third quarter of 2021. During the three months ended September 30, 2022, we had a 50.5% decrease in first-time orders, which contributed to the increased AOV period over period because first-time orders offer significant discounts.

DTC Cost of Revenues

DTC cost of revenues decreased $1.5 million or 21.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in DTC cost of revenues was primarily due to the decrease in DTC net revenues. Additionally, improved product costs resulted in a decrease of $0.3 million and improved logistics costs resulted in a decrease of $0.6 million. DTC cost of revenues as a percentage of DTC net revenues increased approximately 48 basis points, resulting in decreased gross profit margin, which is due to decreased breakage revenue period over period as breakage revenue does not have a corresponding cost of revenue impact.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit decreased $1.3 million or 22.9% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Wholesale

The following table summarize the results of operations for our wholesale reportable segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change $	Change %
Wholesale net revenues	$5,549	$5,507	$42	0.8%
Wholesale cost of revenues	3,982	3,411	571	16.7%
Wholesale gross profit	$1,567	$2,096	$(529)	-25.2%

Wholesale Net Revenues

Wholesale net revenues increased slightly by less than $0.1 million or 0.8%, which was attributable to an increase in sales volume in this channel. We increased our cases sold in our wholesale channel by 7.2% to 71,511 for the three months ended September 30, 2022 from 66,732 for the three months ended September 30, 2021. The increase in case volume was primarily driven by a one-time sale of select inventory below cost.

During the three months ended September 30, 2022, one wholesale distributor accounted for approximately 10.4% of wholesale net revenues. During the three months ended September 30, 2021, another wholesale distributor accounted for approximately 14.5% of wholesale net revenues.

Wholesale Cost of Revenues

Wholesale cost of revenues increased $0.6 million or 16.7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, wholesale cost of revenues increased as a result of $0.2 million of inventory sold below cost and $0.1 million related to an inventory reserve recognized during the period, which contributed to decreased gross profit margin.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit decreased $0.5 million or 25.2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Other Non-Reportable

The following table summarizes the results of operations for our other non-reportable segments for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change $	Change %
Other non-reportable net revenues	$374	$276	$98	35.5%
Other non-reportable cost of revenues	454	120	334	278.3%
Other non-reportable gross profit	$(80)	$156	$(236)	-151.3%

Other Non-Reportable Net Revenues

Other non-reportable net revenues increased $0.1 million or 35.5% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in other net revenues was primarily attributable to $0.3 million in sales of bulk wine inventory during the three months ended September 30, 2022, partially offset by $0.1 million lower net revenues of Wonders (formerly Wonderful Wine Company) due to decreased marketing spend as advertising priorities shifted during the period and $0.1 million lower net revenues from innovation projects.

Other Non-Reportable Cost of Revenues

Other non-reportable cost of revenues increased $0.3 million or 278.3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in other non-reportable cost of revenues was driven by sales of bulk wine which deliver lower overall margins but offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics, as well as $0.1 million related to an inventory reserve recognized during the period.

Other Non-Reportable Gross Profit

Changes in Other non-reportable gross profit are a function of the changes in Other non-reportable net revenues and other non-reportable cost of revenues discussed above. Other non-reportable gross profit decreased $0.2 million or 151.3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

DTC

The following table summarizes the results of operations for our DTC reportable segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
DTC net revenues	$34,291	$39,525	$(5,234)	-13.2%
DTC cost of revenues	19,158	22,479	(3,321)	-14.8%
DTC gross profit	$15,133	$17,046	$(1,913)	-11.2%

DTC Net Revenues

DTC net revenues decreased $5.2 million or 13.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily driven by a 30.0% decrease in order volume period over period, partially offset by a 15.7% increase in AOV. The decrease in order volume was driven by a decrease in digital marketing spend as compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we had a 35.1% decrease in first-time orders, which contributed to the increased AOV and gross profit margin period over period because first-time orders offer significant discounts.

DTC Cost of Revenues

DTC cost of revenues decreased $3.3 million or 14.8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in DTC cost of revenues is primarily due to the decrease in DTC net revenues. DTC cost of revenues as a percentage of DTC net revenues decreased approximately 100 basis points, resulting in increased margin. Improved product costs resulted in a $1.0 million decrease, as well as decreased shipping and warehouse labor costs of $1.0 million due to order processing efficiencies.

DTC Gross Profit

Changes in DTC gross profit are a function of the changes in DTC net revenues and DTC cost of revenues discussed above. DTC gross profit decreased $1.9 million or 11.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Wholesale

The following table summarize the results of operations for our wholesale reportable segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
Wholesale net revenues	$16,849	$13,131	$3,718	28.3%
Wholesale cost of revenues	11,118	7,733	3,385	43.8%
Wholesale gross profit	$5,731	$5,398	$333	6.2%

Wholesale Net Revenues

Wholesale net revenues increased $3.7 million or 28.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Growth in wholesale net revenues was attributable to a $2.4 million increase in organic growth of our brands sales through new retail accounts, the May 2021 purchase of certain assets from Natural Merchants, Inc. and increased sales to existing distributors. We increased our cases sold by 33.5% to 205,907 for the nine months ended September 30, 2022 from 154,219 for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, one wholesale distributor accounted for approximately 11.8% of wholesale net revenues. During the nine months ended September 30, 2021, another wholesale distributor accounted for approximately 13.9% of wholesale net revenues.

Wholesale Cost of Revenues

Wholesale cost of revenues increased $3.4 million or 43.8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in wholesale cost of revenues was primarily attributable to the increase in wholesale net revenues for the period, as well as a shift in product mix to an increased percentage of sales of imported wines with higher freight costs and lower overall margins but that offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics. During the nine months ended September 30, 2022, wholesale cost of revenues increased as a result of $0.2 million of inventory sold below cost and $0.1 million related to an inventory reserve recognized during the period, which contributed to decreased gross profit margin.

Wholesale Gross Profit

Changes in wholesale gross profit are a function of the changes in wholesale net revenues and wholesale cost of revenues discussed above. Wholesale gross profit increased $0.3 million or 6.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other Non-Reportable

The following table summarizes the results of operations for our other non-reportable segments for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
Other non-reportable net revenues	$765	$917	$(152)	-16.6%
Other non-reportable cost of revenues	741	393	348	88.5%
Other non-reportable gross profit	$24	$524	$(500)	-95.4%

Other Non-Reportable Net Revenues

Other non-reportable net revenues decreased $0.2 million or 16.6% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in other net revenues was primarily attributable to $0.5 million lower net revenues of Wonders (formerly Wonderful Wine Company) due to decreased marketing spend as advertising priorities shifted during the period, $0.2 million lower net revenues from innovation projects, partially offset by $0.6 million in sales of bulk wine inventory during the nine months ended September 30, 2022.

Other Non-Reportable Cost of Revenues

Other non-reportable cost of revenues increased $0.3 million or 88.5% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Other non-reportable cost of revenues as a percentage of Other non-reportable net revenues increased, resulting in decreased margins. The increase in other non-reportable cost of revenues was driven by sales of bulk wine which deliver lower overall margins but offer other benefits such as increased inventory turnover per year and beneficial working capital dynamics, as well as $0.1 million related to an inventory reserve recognized during the period.

Other Non-Reportable Gross Profit

Changes in Other non-reportable gross profit are a function of the changes in Other non-reportable net revenues and Other non-reportable cost of revenues discussed above. Other non-reportable gross profit decreased $0.5 million or 95.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Operating Expenses

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table identifies our operating expenses and other income and expense items for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change $	Change %
Marketing	$2,417	$3,700	$(1,283)	-34.7%
Personnel	3,274	7,153	(3,879)	-54.2%
General and administrative	4,248	2,987	1,261	42.2%
Production and operation	66	44	22	50.0%
Creative development	14	131	(117)	-89.3%
Total operating expenses	$10,019	$14,015
Interest expense	(244)	(127)	(117)	92.1%
Change in fair value of warrant liabilities	—	248	(248)	-100.0%
Other income, net	323	358	(35)	-9.8%
Total other income	$79	$479
Income tax expense	4	1	3	300.0%

Marketing Expenses

Marketing expenses decreased by $1.3 million or 34.7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in marketing expense was primarily driven by a $1.4 million decrease in digital advertising costs during the three months ended September 30, 2022, as we took steps to focus marketing efforts to maintain payback targets and improve profitability. This decrease was partially offset by an increase of $0.1 million related to external marketing consulting services.

Personnel Expenses

Personnel expenses decreased by $3.9 million or 54.2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily attributable to a $3.8 million decrease in non-cash compensation expense as a result of employee promissory notes related to the early exercise of stock options that were forgiven during the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million or 42.2% for three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily attributable to $0.8 million related to increased professional services fees, including accounting, investor relations, legal and consulting. This also includes a $0.6 million increase in insurance expenses associated with being a public company, partially offset by a $0.1 million decrease in bad debt expense period over period.

We expect general and administrative expenses to stabilize or decline during the remainder of 2022 but remain higher than 2021 in absolute dollars, primarily due to a full year of being a public company.

Change in Fair Value of Warrant Liabilities

The warrants were remeasured as of September 30, 2021, but subsequent to the IPO, they were no longer classified as liabilities and remeasured and therefore, there is no remeasurement as of September 30, 2022. Refer to Note 10 in our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2022 included elsewhere in this quarterly report for further information.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table identifies our operating expenses and other income and expense items for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
Marketing	$8,176	$11,678	$(3,502)	-30.0%
Personnel	11,260	12,540	(1,280)	-10.2%
General and administrative	13,928	8,555	5,373	62.8%
Production and operation	258	97	161	166.0%
Creative development	123	287	(164)	-57.1%
Total operating expenses	$33,745	$33,157
Interest expense	(390)	(548)	158	-28.8%
Change in fair value of warrant liabilities	—	(644)	644	100.0%
Other income, net	872	966	(94)	-9.7%
Gain on debt forgiveness from Paycheck Protection Program note payable	—	1,364	(1,364)	-100.0%
Total other income	$482	$1,138
Income tax expense	24	17	7	41.2%

Marketing Expenses

Marketing expenses decreased by $3.5 million or 30.0% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in marketing expense was primarily driven by a $4.7 million decrease in digital advertising costs during the nine months ended September 30, 2022, as we continue to focus marketing efforts to maintain payback targets and aim to improve profitability. This decrease was partially offset by an increase of $1.0 million related to marketing events, branding, and offline advertising costs related to the launch of summerwater.com in June 2022 and targeted marketing of the Summer Water brand.

Personnel Expenses

Personnel expenses decreased by $1.3 million or 10.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily attributable to a $2.5 million decrease in non-cash compensation expense as a result of employee promissory notes related to the early exercise of stock options that were forgiven during the three months ended September 30, 2021. This decrease was partially offset by a $1.1 million increase in wages primarily attributable to increased headcount to operate as a public company, as well as executive severance costs of $0.2 million.

We expect personnel expenses to stabilize during the remainder of 2022 but remain higher than 2021 in absolute dollars, primarily due to increased headcount in late 2021 and early 2022 to support public company processes. We believe we have sufficient personnel to support public company operations and continue to scale our business.

General and Administrative Expenses

General and administrative expenses increased by $5.4 million or 62.8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily attributable to $3.0 million related to increased professional services fees, including accounting, investor relations, legal and consulting, of which we believe $0.5 million consists of non-recurring costs. This also includes a $1.9 million increase in insurance expenses associated with being a public company, a $0.4 million increase in rent-related costs and a $0.3 million increase in depreciation, partially offset by a $0.5 million decrease in bad debt expense.

Interest Expense

Interest expense decreased $0.2 million or 28.8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily attributable to interest expense for the nine months ended September 30, 2021 related to the $5.0 million term loan under the Multiplier LSA (as defined below) that was repaid in November 2021.

Change in Fair Value of Warrant Liabilities

The warrants were remeasured as of September 30, 2021, but subsequent to the IPO, they were no longer classified as liabilities and remeasured and therefore, there is no remeasurement as of September 30, 2022. Refer to Note 10 in our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2022 included elsewhere in this Quarterly Report for further information.

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

Liquidity and Capital Resources

Our operations have been financed to date by a combination of issuances and sales of capital stock, borrowings under our credit facilities and cash generated from operations. Our primary cash needs have been used to fund working capital requirements, debt service payments, and operating expenses. As of September 30, 2022, we had cash on hand of $2.8 million, inventory, net of $25.7 million, total current assets of $34.7 million, and total current liabilities of $32.8 million. As of September 30, 2022, we had outstanding borrowings of $4.4 million on the BoC Line of Credit and we had no outstanding term loan debt. In June 2022, we entered into an amendment to the BoC Credit Agreement, which, among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of our borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date as follows: (i) for the period beginning July 1, 2022, $6.5 million; (ii) for the period beginning August 1, 2022, $5.5 million; (iii) for the period beginning September 1, 2022, $4.5 million; (iv) for the period beginning October 1, 2022, $3.5 million; (v) for the period beginning November 1, 2022, $2.5 million; and (vi) for the period beginning December 30, 2022, zero. Since September 30, 2022, we have repaid $1.0 million of the outstanding borrowings under the BoC Line of Credit, resulting in an outstanding balance of $3.4 million as of the date of this Quarterly Report on Form 10-Q. In October 2022, we entered into a further amendment to the BoC Credit Agreement, which, among other things, delayed the reduction in borrowing capacity scheduled for November 1, 2022 to December 1, 2022 and deferred measurement of the minimum liquidity covenant until December 31, 2022.

In June 2022, we entered into an agreement providing for the sale on a non-recourse basis of the proceeds from future sales from its DTC channel to a third-party financial institution in exchange for an advance of a portion of such proceeds. Total available advances under the agreement equal $2.9 million, all of which has been advanced as of September 30, 2022. In exchange for advances on future DTC sales, 9% of daily DTC receipts are applied towards the balance owed. Payments applied towards the balance owed totaled $0.9 million and $1.2 million for the three and nine months ended September 30, 2022, respectively. As the advances are expected to be paid off within one year from being advanced, the balance is classified as short-term advances on our unaudited condensed consolidated balance sheet as of September 30, 2022. We present cash proceeds as cash provided from financing activities in the unaudited condensed consolidated statements of cash flows. Fees under the agreement totaling $0.4 million, or 13.5% of the total advance of $2.9 million, are recorded in other income (expense) over the estimated term of the agreement. Eligible discounts, which reduce the fees, totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

In addition to the BoC Credit Agreement, we have long term lease and earnout commitments. Our operating lease obligations of $4.2 million relate to our facilities under long-term operating leases, which will expire on varying dates through February 2033. As part of our acquisition of certain assets of Natural Merchants, Inc., up to $4.0 million of cash payments are contingent upon achieving certain performance targets between May 2021 and May 2023. Contingent consideration due for the earnout period ending May 2022 totaled $1.6 million. We estimate we will pay the seller $1.4 million for the earnout period ending May 2023. In August 2022, we entered into an amendment to the purchase agreement with Natural Merchants, Inc. that, among other things, restructured the payment of the $1.6 million contingent consideration for the earnout period ending May 2022 (the "2021 Earnout Amount") into nine monthly installments beginning September 15, 2022. The amendment also made the repayment of the 2021 Earnout Amount subject to a 10% annualized interest rate, accruing monthly from July 1, 2022. Each of the first eight payments will equal one-twelfth of the balance, and the ninth and final payment will equal the remaining balance. The amendment also provides that the payment of any unpaid amount of the 2021 Earnout Amount may be accelerated under certain circumstances, including in the event we secure certain third-party financing or undergo a change of control or sale of all or substantially all of our assets.

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

Management believes we will continue to require third-party financing to repay the BoC Line of Credit at maturity or satisfy our other obligations and to support future operations until we achieve profitability. We continue to take steps to improve profitability and seek additional sources of capital. However, there can be no assurance that improvement in operating results will occur or that we will successfully implement our plans. In addition, there can be no assurances that an agreement for additional capital would ultimately be reached or that the additional capital would become available to us at all or on terms favorable to us. In the event cash flow from operations and factoring or borrowings arrangements are not sufficient, additional sources of financing, such as equity offerings, will be required in order to repay the BoC Line of Credit at maturity or satisfy our other obligations and to maintain our current and planned future operations. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unable to adequately reduce costs or obtain additional financing, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Credit Facilities

Banc of California

In December 2020, we entered into a credit agreement, or the BoC Credit Agreement, with Pacific Mercantile Bank (subsequently acquired by Banc of California in October 2021) for a new $7.0 million line of credit, or the BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the Prime Rate. We had an outstanding balance of $4.4 million and zero under the BoC Line of Credit as of September 30, 2022 and December 31, 2021, respectively.

Multiplier Capital

In December 2017, we entered into a loan and security agreement, or the Multiplier LSA, with Multiplier Capital II, LP, or Multiplier, for a term loan of $5.0 million, all of which was disbursed to us at the time of execution. While outstanding, the loan bore interest at a variable annual rate equal to the greater of 6.25% above the Prime Rate (as defined in the Multiplier LSA), with a minimum interest rate of 11.5% per annum and a maximum interest rate of 14.0% per annum. The loan was secured by all of our assets. In November 2021, we repaid the remaining outstanding principal and interest of $1.2 million, and the Multiplier LSA was terminated. In connection with this transaction, we recognized a loss on early extinguishment of debt of $0.1 million in the fourth quarter of 2021.

Paycheck Protection Program Loan

In April 2020, we received a $1.4 million loan from Western Alliance Bank under the PPP to assist in maintaining payroll and operations through the period impacted by the COVID-19 pandemic. We applied for and were granted loan forgiveness in March 2021 by utilizing the funds in accordance with defined loan forgiveness guidance issued by the government.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(7,754)	$(13,796)
Net cash used in investing activities	(524)	(9,247)
Net cash provided by financing activities	6,155	17,647
Net decrease in cash	$(2,123)	$(5,396)

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

For the nine months ended September 30, 2022 and 2021, net cash used by operating activities was $7.8 million and $13.8 million, respectively. Our operating activities included our net loss of $12.4 million and $9.1 million, respectively, which were offset by non-cash adjustments of $3.1 million and $4.7 million, respectively. For the nine months ended September 30, 2022, cash used in operating activities was offset by a decrease in working capital of $1.5 million. Net cash used in operating activities for the nine months ended September 30, 2021 increased by a net increase in working capital of $9.5 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from sales and the timing of payments to suppliers.

Cash Flows from Investing Activities

Cash used in investing activities was $0.5 million and $9.2 million for the nine months ended September 30, 2022 and 2021, respectively. Investing cash flows for the nine months ended September 30, 2022 included $0.2 million for purchases of property and equipment and $0.3 million of capitalized software development costs. Investing cash flows for the nine months ended September 30, 2021 included $0.3 million for purchases of property and equipment, $0.2 million of capitalized software development costs and $8.8 million related to the acquisition of intangible assets through the acquisition of certain assets from Natural Merchants, Inc.

Cash Flows from Financing Activities

Cash flows from financing activities resulted in net inflows of $6.2 million and $17.6 million for the nine months ended September 30, 2022 and 2021, respectively. Financing cash flows for the nine months ended September 30, 2022 consisted of $6.5 million in borrowings on the BoC Line of Credit and $1.7 million of advances received under financing arrangements, net of repayments. This was partially offset by $2.1 million of repayments on the BoC Line of Credit. Financing cash flows for the nine months ended September 30, 2021 included $13.3 million in proceeds from the issuance of preferred stock, net of issuance costs, $0.1 million of proceeds from stock option exercises, as well as $5.5 million from borrowings on our line of credit, partially offset by $1.3 million of repayments of long-term debt.

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
•
Adjusted EBITDA and Adjusted EBITDA margin do not reflect changes in, or cash requirements for our working capital needs; and
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures.

Other companies, including other companies in our industry, may not use such measures or may calculate the measures differently than as presented in this Quarterly Report, limiting their usefulness as comparative measures.

A reconciliation of net loss to Adjusted EBITDA and net loss margin to Adjusted EBITDA margin is set forth below (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,175)	$(5,733)	$(12,399)	$(9,068)
Interest expense	244	127	390	548
Income tax expense	4	1	24	17
Depreciation and amortization expense	278	226	828	520
EBITDA	$(3,649)	$(5,379)	$(11,157)	$(7,983)
Stock-based compensation	484	819	1,928	991
Gain on debt forgiveness from Paycheck Protection Program note payable	—	—	—	(1,364)
Forgiveness of employee promissory notes issued for stock option exercises	—	3,453	—	3,453
Change in fair value of warrant liabilities	—	(248)	—	644
Executive severance	166	—	166	—
Adjusted EBITDA	$(2,999)	$(1,355)	$(9,063)	$(4,259)
Net loss margin	-26.4%	-31.1%	-23.9%	-16.9%
Adjusted EBITDA margin	-19.0%	-7.3%	-17.5%	-7.9%

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty. Certain of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods. Our actual results could differ materially from these estimates.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Interest Rate Risk

Our BoC Line of Credit bears interest at variable rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

We monitor our cost of borrowing under our long-term debt, taking into account our funding requirements, and our expectations for short-term rates in the future. We had a balance of $4.4 million and zero on our BoC Line of Credit as of September 30, 2022 and December 31, 2021, respectively. A hypothetical 10% change in the interest rates on the BoC Line of Credit would not have a material impact on our condensed consolidated financial statements for any of the periods presented herein.

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

We continue to monitor rising inflationary pressures, including rising freight and import costs, in an attempt to minimize its effect through pricing strategies and cost reductions. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases and cost reductions. Our inability or failure to do so could harm our business, financial condition and operating results.

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

Evaluation of Disclosure Controls Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management's evaluation during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of approximately $14.6 million and $7.0 million in the fiscal years ended December 31, 2021 and 2020, respectively, and of $12.4 million and $9.1 million for the nine months ended September 30, 2022 and 2021, respectively. In addition to increases in expenses as a result of becoming a public company in November 2021, our expenses may increase in the future as we develop and launch new product offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business.

The subscription model that contributes the majority of our DTC net revenues results in contract liabilities, which we also refer to as deferred revenues. Deferred revenues represent payments received from consumers in advance of ordering goods and are referred to as "credits". Winc.com members are charged a monthly fee and are awarded credits equivalent to the monetary value, which do not expire or lose value over periods of inactivity. Members are then able to utilize member credits at their convenience to place an order on our website and revenue is recognized when the member takes control of the ordered goods, at delivery. Additionally, we recognize revenue from gift cards when the card is used by the customer or when we determine that the likelihood of the cards being redeemed is remote based on historical redemption patterns. In the case of a significant redemption of these credits and gift cards, our earned revenues and related labor and shipping costs would increase, but there would not be a corresponding cash collection from the customers, which would adversely affect our cash flows from operations.

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

Our cash flows from operating activities have not been sufficient to fund our business and we have relied significantly on debt and equity financings for our capital needs, particularly as we prioritized various growth initiatives. As of September 30, 2022, we had $2.8 million of cash and an accumulated deficit of $84.1 million. For the nine months ended September 30, 2022, we had negative cash flows from operating activities of $7.8 million and incurred a net loss of $12.4 million.

Included in the capital raised to date is the BoC Line of Credit, which matures on December 31, 2022 and under which we had $4.4 million of outstanding borrowings as of September 30, 2022. We continue to seek additional sources of capital, but there can be no assurance that we will be able to obtain required capital on acceptable terms, if at all. If we are unable to obtain alternative financing, there are no assurances that we will be able to repay the BoC Line of Credit at maturity or satisfy our other obligations and to maintain our current and planned future operations. Accordingly, we have concluded that substantial doubt exists as to our ability to continue as a going concern. If we are unable to adequately reduce costs or obtain additional financing, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Although we have experienced significant growth historically, we may not sustain our historical growth rates, particularly as we take steps to improve profitability, nor can we assure you that our investments to support our growth, if any, will be successful. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality brand offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in the future. In 2022, we have reduced our workforce in order to improve our cost structure, which will both impact our near-term growth and may make it more difficult for us to recruit and retain top talent in the future.

In addition, to support any future growth, we must effectively integrate, develop and motivate new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. The risks associated with a rapidly growing workforce may be particularly acute during any period we choose to expand into new beverage categories and markets. Additionally, during periods of growth, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our success and our ability to remain competitive and expand and keep market share for our brands across our sales channels depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our brands. Substantial advertising and promotional expenditures and efforts may be required to maintain and increase consumer awareness, maintain and improve our brands' market positions or introduce and promote new brands, which could negatively impact our results of operations. Moreover, there can be no assurance that these efforts and investments will be successful or cost-efficient. However, if we decide to forego these efforts and investments, including as a result of our recent efforts to improve profitability, periods of reduced investment in marketing may adversely affect consumer awareness and net revenues, particularly in our DTC channel. Our ability to attract new consumers and retain our existing consumers will depend on, among other things, the perceived value and quality of our brands, the success of our omni-channel approach, demand for Alcoholic Beverages generally, our ability to offer high-quality and culturally relevant brands and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner.

Our ability to expand our existing consumer relationships and retain existing consumers is subject to numerous factors outside of our control. Some of our retailers continue to, or may in the future, aggressively market their private label or other competing products, which could reduce demand for our brands. The expansion of our business also depends on our ability to increase sales through our DTC channel and increase breadth and depth of distribution at retailers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. Our direct connections to our consumers may become more limited as we expand our wholesale channel. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts and other trade activities, and these expenditures are subject to certain risks, including risks related to consumer acceptance of our efforts.

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

We have used both paid and non-paid advertising to increase and maintain consumer awareness of our brands, build brand loyalty and generate interest in our brands. Paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio, podcasts and magazine advertising. Non-paid advertising efforts include search engine optimization and non-paid social media and email marketing.

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

Our wines compete with popularly priced generic wines and with other Alcoholic Beverages and, to a lesser degree, non-Alcoholic Beverages, for consumer acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by independent wholesale distributors, many of which carry extensive portfolios of wines and other Alcoholic Beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers. Many of these competitors have substantially greater financial and other resources than us and products that are well accepted in the marketplace today. Many also have longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower freight costs, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. Companies with greater resources may acquire our competitors or launch new products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by reducing prices or increasing promotional activities, among other things. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the sales channels where we compete, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do.

In addition to other widely advertised branded products, many retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our brands so that they have less favorable placement. Consumers are more likely to purchase our brands if they believe that our brands provide greater value than less expensive alternatives. If the difference in perceived value between our brands and private label products narrows, or if there is a perception of such a narrowing, we may face pressure to lower our prices, resulting in lower revenue and margins, and we may lose market share even if we lower prices. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding and the effects caused by the COVID-19 pandemic, heightened inflation and geopolitical tensions, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our brands or an unfavorable shift in our brand mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We have positioned our business to capitalize on growing consumer interest in high-quality and culturally relevant brands. The Alcoholic Beverages industry is sensitive to national and regional economic conditions, and the demand for the brands that we distribute have and may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. General economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of wine brands that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than other alcoholic or non-alcoholic alternatives. As of the date of this Quarterly Report, the global economy, including credit and financial markets, continues to experience volatility and disruptions, including diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, due in part to the effects caused by the COVID-19 pandemic, heightened inflation and current geopolitical tensions. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, demand for our brands may decrease if ongoing or worsening economic trends continue to impact consumer behavior, disposable income or spending patterns, and our operating costs may increase to an extent that we cannot fully offset through price increases and cost reductions. As a result, our business, financial condition, results of operations and prospects may be adversely affected.

Moreover, persistent economic downturns may continue to require us to undertake optimization and cost saving initiatives, including streamlining our organization and adjusting the size and structure of our workforce. For example, during the second and third quarter of 2022, we implemented certain cost reduction efforts to reduce material spend and operating expenses, including reducing marketing spend and personnel expenses by reducing headcount. Marketing expenses decreased by $3.5 million or 30.0% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. As a result of decreasing marketing spend, our DTC channel may experience periods of stable or declining net revenues. In November 2022, we implemented a reduction in workforce in which we eliminated seven full-time positions, representing approximately 8% of our workforce. Any reduction in workforce may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

Further, the markets in which we operate and our success are subject to changes in consumer preference, perception and spending habits, which may affect the level and pattern of consumer spending. Such factors include consumer confidence, consumer income, consumer perception of the safety and quality of our brands and shifts in the perceived value for our brands relative to alternatives. In addition, media coverage regarding the safety or quality of our brands or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our brands. A general decline in the consumption of our brands could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our brands due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of a general and persistent economic decline or heightened inflation, including as a result of the COVID-19 pandemic and geopolitical tensions. If consumer preferences shift away from our brands, our business, financial condition, results of operations and prospects could be adversely affected.

The success of our brands depends on a number of factors, including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our brands from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our brands. We may not be successful in identifying trends in consumer preferences and developing brands and implementing strategies that respond to such trends in a timely manner. We also may not be able to effectively promote our brands by our marketing and advertising campaigns and gain market acceptance. If our brands fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition, results of operations and prospects could be adversely affected.

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

Sales not made directly to consumers through our DTC channel are made through our wholesale channel to independent wholesale distributors for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. The consolidation of wholesale distributors may lead to the erosion of margins as newly consolidated wholesale distributors take down prices or demand more margin from existing suppliers. Changes in wholesale distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label brands, may adversely affect our ability to maintain or grow our market share and harm our business, financial condition, results of operations and prospects. Wholesale distributors of our brands offer products that compete directly with our brands for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.

A retailer may take actions that affect our brands for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our brands. Despite operating in different sales channels, the Winc digital platform and retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party retailers may take actions that negatively affect our brands. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party retailers.

Moreover, a large percentage of our net sales is concentrated within a small number of wholesale distributors. For example, during the nine months ended September 30, 2022, one wholesale distributor accounted for approximately 11.8% of wholesale net revenues. During the nine months ended September 30, 2021, another wholesale distributor accounted for approximately 13.9% of wholesale net revenues. There can be no assurance that the wholesale distributors and retailers we use will continue to purchase our brands or provide our brands with adequate levels of promotional and merchandising support. The loss of one or more major distributor or retail account, or the need to make significant concessions to retain one or more such distributor or retail account, could adversely affect our business, financial condition, results of operations and prospects.

Our marketing strategy may involve continued investment in our DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our business and results of operations.

The marketplace in which we operate is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar consumer groups as our business. To stay competitive and forge new connections with consumers, continued investment in the expansion of our DTC channel may be required. Maintaining or expanding our DTC channel may require significant investment in ecommerce platforms, marketing, fulfillment, information technology infrastructure and other known and unknown costs. There can be no assurance that these investments will be successful or cost-efficient, and in such an event we may not be able to maintain or expand our DTC channel sales. The success of our DTC channel depends on our ability to maintain the efficient and uninterrupted operation of online order-processing and fulfillment and delivery operations. As such, we are heavily dependent on the performance of third parties for shipping and technology. Any system interruptions or delays could prevent potential consumers from purchasing our wines directly. Additionally, we may be unable to adequately or timely adapt to shifts in consumer preferences for points of purchase, and our competitors may react more rapidly or with improved consumer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels, may materially and adversely affect consumer experiences and our business, financial condition, results of operations and prospects.

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

Historically, new brand development and innovation have been core to our marketing strategy and a significant portion of our historical net revenues have been derived from new brands. To continue our growth and compete with new and existing competitors, we may need to innovate and develop a robust pipeline of new brands. The launch and continued success of new brands is inherently uncertain, particularly with respect to consumer appeal and market share capture. An unsuccessful launch may impact consumer perception of our existing brands and reputation, which are critical to our ongoing success and growth. Unsuccessful implementation or short-lived success of new brands may result in write-offs or other associated costs which may adversely affect our business, financial condition, results of operations and prospects. In addition, the launch of new brand offerings may result in cannibalization of sales of existing brands in our portfolio.

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

Additionally, retailers may at times require price concessions that would negatively impact our margins and our ability to achieve or maintain profitability. If we are unable to lower our cost structure adequately in response to consumer pricing demands, particularly during a period of inflationary pressure, and if we are unable to attract and retain a profitable consumer mix and a profitable product mix, our business, financial condition, results of operations and prospects could be adversely affected.

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

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the implementation of any upgrades or changes to the Winc digital platform. In the event that it is more difficult for our consumers to buy brands from us on their mobile devices, or if our consumers choose not to buy brands from us on their mobile devices or to use mobile products or platforms that do not offer access to the Winc digital platform, we could lose existing consumers and fail to attract new consumers. Even if we build and maintain a platform that is effective and attractive to our consumers, there is no guarantee the Winc digital platform will not encounter disruptions or outages that diminish our consumers’ satisfaction. As a result, our consumer growth could be harmed and our business, financial condition, results of operations and prospects could be adversely affected.

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

In connection with the COVID-19 pandemic, governments implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies also took precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. Although the global economy has begun to recover and the widespread availability of vaccines has encouraged some increased economic activity, the COVID-19 pandemic and its effects have had and continue to have an adverse impact on global economic conditions, including supply chain disruptions and resulting inflationary pressures, and consumer confidence and spending, which could adversely affect our ability to timely produce and distribute our brands, as well as the demand for our brands.

The impact of the COVID-19 pandemic and its effects on any of our suppliers, wholesale distributors, retailers or ecommerce vendors or transportation or logistics providers may negatively affect the price and availability of our materials and impact our supply chain. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. For example, government restrictions in response to the emergence of new virus variants may limit the personnel available to receive or ship brands at our distribution centers. In addition, the continuing effects caused by the COVID-19 pandemic may negatively impact collections of accounts receivable and cause some of our retailers to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects.

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

Beginning in March 2020, we experienced a significant increase in DTC demand due to changes to consumer behaviors resulting from the various stay-at-home and restaurant restriction orders and other restrictions placed on consumers throughout much of the United States in response to the COVID-19 pandemic. This increased DTC demand continued through the first quarter of 2021 but has since decreased. In addition, we believe the rate of growth for our wholesale net revenues from 2020 through the first quarter of 2021 was impaired due to the restrictions noted above, specifically with respect to on-premise sales at venues such as restaurants and bars. If DTC demand remains lower over time, or if significant measures are re-implemented to control the spread of the virus and its variants, our business, financial condition, results of operations and prospects could be adversely affected.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will also depend on future developments, including the duration and intensity of the pandemic and its broader effects and related developments, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic and its effects on our business. We are continuing to monitor developments in the COVID-19 pandemic and its lingering impact on global economic conditions, and we cannot predict for how long, or the ultimate extent to which, the pandemic and its effects may disrupt our operations, the markets in which we operate and consumer behavior.

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

We are party to the BoC Credit Agreement providing for the BoC Line of Credit. The BoC Line of Credit bears interest at a variable annual rate equal to 1.25% plus the prime rate. In June 2022, we entered into an amendment to the BoC Credit Agreement, which, among other things, extended the maturity date of the BoC Line of Credit to December 31, 2022 and provided for an incremental reduction of our borrowing capacity under the BoC Line of Credit during the periods prior to the maturity date as follows: (i) for the period beginning July 1, 2022, $6.5 million; (ii) for the period beginning August 1, 2022, $5.5 million; (iii) for the period beginning September 1, 2022, $4.5 million; (iv) for the period beginning October 1, 2022, $3.5 million; (v) for the period beginning November 1, 2022, $2.5 million; and (vi) for the period beginning December 30, 2022, zero. In October 2022, we entered into a further amendment to the BoC Credit Agreement, which, among other things, delayed the reduction in borrowing capacity scheduled for November 1, 2022 to December 1, 2022 and deferred measurement of the minimum liquidity covenant until December 31, 2022. The BoC Credit Agreement also contains various affirmative and negative covenants and restrictions that limit our ability to engage in certain activities, including, among other things, incurring certain types of additional indebtedness (including certain guarantees or other contingent obligations) or consolidating, merging, selling or otherwise disposing of all or substantially all of our assets or acquiring all or substantially all of the assets or business of another person. As of September 30, 2022, we had a $4.4 million outstanding balance under the BoC Credit Agreement.

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

We have incurred substantial losses since inception. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $61.1 million and $54.9 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We engaged our independent tax advisors to perform a Section 382 analysis during the quarter ended September 30, 2022. It was concluded that the utilization of a majority of our federal net operating losses are limited by Section 382. As a result of the analysis, the Company estimates that approximately $1.0 million and $0.6 million of federal and state net operating losses, respectively, will expire unused. We may experience additional ownership changes in the future, which could further limit our ability to utilize our net operating losses. In addition, for state income tax purposes, there may be periods during which the use of net operating losses or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has imposed limits on the usability of California net operating losses and certain tax credits to offset California taxable income or California tax liabilities in tax years beginning after 2019 and before 2023. Additionally, state net operating loss carryforwards begin to expire in 2028. As a result, to the extent that we earn net taxable income, our ability to use our pre-change net operating losses to offset such taxable income and our ability to use our tax credits to reduce our tax liabilities may be subject to limitations.

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

Our methodologies for tracking data may also change over time. If we undercount or overcount performance due to the internal data analytics tools we use or experience issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we track may not be accurate. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If we are unable to obtain and track accurate data, our business, financial condition, results of operations and prospects could be adversely affected.

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

We do not grow our own grapes and instead rely on third parties to supply grapes and bulk wine. All of the brands we offer are made up of ingredients that are produced by a relatively limited number of third-party producers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the costs of our brands, and we have no guarantees that costs will not rise, including due to recent inflationary pressures. For example, we have experienced increased import freight costs during 2021 and through the third quarter of 2022. In addition, as we expand into new categories and brand types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on, which could adversely affect our results of operations. In addition, customer demand may be adversely impacted if we pass these increased costs on to our customers. Moreover, in the event of a significant disruption or increase in cost of the supply of the materials used in the production of the brands we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at prices consistent with our historical experience.

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

Due to regulatory requirements in the United States, our wholesale channel operations generate revenue from brands sold to wholesale distributors, who then sell our products to retail accounts and, in some states, directly to government agencies for resale. Additionally, a small percentage of our wines are sold by wholesale distributors to retail accounts outside of the United States. Decreased demand for our products in any of our sales channels would adversely affect our business, financial condition, results of operations and prospects. During the nine months ended September 30, 2022, one wholesale distributor accounted for approximately 11.8% of wholesale net revenues. During the nine months ended September 30, 2021, another wholesale distributor accounted for approximately 13.9% of wholesale net revenues. A change in our relationship with one or more significant wholesale distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of wholesale distributors except under certain limited circumstances, which makes it difficult to terminate or otherwise cease working with a wholesale distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability with respect to replacing wholesale distributors, poor performance of our major wholesale distributors or our inability to collect accounts receivable from major wholesale distributors could harm our business, financial condition, results of operations and prospects. In addition, an expansion of the laws and regulations limiting the sale of our products could materially and adversely affect our relationships with wholesale distributors and government agencies. There can be no assurance that the wholesale distributors, retail accounts and government agencies that currently purchase our brands will continue to do so or provide our brands with adequate levels of promotional support, which could increase competitive pressure to increase sales and market spending and adversely affect our business, financial condition, results of operations and prospects.

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

Glass bottle costs are one of our largest packaging components of cost of revenues. In North America, glass bottles have only a small number of producers. Currently, the majority of our glass containers are sourced from Mexico and the United States, while a minority is sourced from China and Chile. In addition, costs and programs related to mandatory recycling and recyclable materials deposits could be adopted in states of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles. Increases in the costs of, or any difficulty in acquiring adequate supply of, glass bottles or other raw materials may significantly impact our supply chain and our business. For example, our industry has experienced a glass shortage in the past, and any future glass shortage may make it more difficult and more expensive to acquire the bottles we require for our brands.

Our production facilities also use a significant amount of energy in their operations, including electricity, propane and natural gas. We have experienced in the past and are currently experiencing increases in energy costs, and energy costs could rise in the future. Periods of increased energy costs result in higher transportation, freight and other operating costs, such as aging and bottling expenses. Our freight cost and the timely delivery of wines could be adversely affected by a number of factors that could reduce the profitability of operations, including driver shortages, port closures, container shortages, labor strikes, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. In addition, increased labor costs or insufficient labor supply could increase our production costs.

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

We primarily rely on one major vendor for our DTC shipping requirements. If we are unable to negotiate acceptable pricing and other terms with our vendors or they experience performance problems or other difficulties, it could negatively impact our results of operations and our consumer experience. For example, the costs and difficulty in procuring adequate trucking and other shipping services have increased recently as a result of, among other things, the COVID-19 pandemic and heightened inflation. Ongoing or recurring challenges relating to our shipping processes or that of any third parties that we rely on could have a material impact on our business, financial condition, results of operations and prospects.

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

If we do not successfully optimize and operate our warehouse fulfillment centers, and manage any expansion to the capacity thereof, our business, financial condition, results of operations and prospects could be adversely affected.

We have warehouse fulfillment centers located in Santa Maria, California and Garnet Valley, Pennsylvania. If we do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, including as a result of disruption caused by the COVID-19 pandemic or otherwise, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers.

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

We may also need to add an additional warehouse fulfillment center or other distribution capacity in response to any future growth of our business. In such a case, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by factors outside of our control, such as the spread of COVID-19 and related governmental orders, and there may be delays or increased costs associated with such expansion as a result of such factors. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investments of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations if our business grows and expect we would incur such expenses and make such investments in advance of expected sales. Our estimates of expected sales may be inaccurate and such expected sales may not occur at all or at the level or within the timeframe that we anticipate, in which case our business, financial condition, results of operations and prospects may be adversely affected.

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

We have identified the need to expand, scale and improve our information technology systems to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our DTC channel or fulfill consumer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, failures or delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

While we strive to ensure that no open source software is used in such a way as to require us to disclose the source code to our related proprietary software, such use could inadvertently occur. Additionally, a third-party software provider may incorporate, inadvertently or not, certain types of open source software into software that we license from such third party for our proprietary software. If any of the foregoing occurs, we could, under certain circumstances, be required to disclose the source code to our proprietary software, which could enable third parties to compete with us using such software. This could harm our intellectual property position and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, changes in or reinterpretations of regulations could limit or entirely prevent our ability to sell certain products in certain jurisdictions and subject us to audits and penalties.

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

Risks Related to Ownership of Our Common Stock

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American.

If we fail to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements or the minimum share price requirement, NYSE American may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our securities and would impair stockholders’ ability to sell or purchase our securities when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again or prevent future non-compliance with NYSE American’s listing requirements. Additionally, if our securities are not listed on, or become delisted from the NYSE American, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE American or another national securities exchange. Stockholders may be unable to sell their securities unless a market can be established or sustained.

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

•
adverse economic and market conditions, such as those related to the current COVID-19 pandemic, heightened inflation, geopolitical tensions and other adverse domestic or global events;
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

Fluctuations in our quarterly results of operations and the price of our common stock may be particularly pronounced in the current macroeconomic environment, due in part to the effects of the COVID-19 pandemic, heightened inflation and geopolitical tensions. For example, heightened inflation and supply chain factors, such as import freight and labor, created pressure on margins during 2021 and through the third quarter of 2022. Fluctuations in our quarterly results of operations may cause our results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock, particularly post-pandemic. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

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

Our employees have in the past, and may in the future, bring employment-related lawsuits against us, including regarding injuries, a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms, employer review websites and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related claims have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business, including their ability to attract and hire top talent. If we were to face any employment- or harassment-related claims, our business could be negatively affected in similar or other ways.

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

We may remain an emerging growth company until as late as December 31, 2026, though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41055	3.1	11/17/2021
3.2	Amended and Restated Bylaws	8-K	001-41055	3.2	11/17/2021
10.1	First Amendment to Asset Purchase Agreement, by and among BWSC, LLC, Natural Merchants, Inc. and Edward Field, dated as of August 3, 2022	10-Q	001-41055	10.3	08/11/2022
10.2	Amendment Number Three to Credit Agreement, by and between Winc, Inc., BWSC, LLC and Banc of California, N.A., as successor-by-merger to Pacific Mercantile Bank, dated as of October 28, 2022	8-K	001-41055	10.1	10/31/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINC, INC.

Date: November 14, 2022	By:	/s/ Brian Smith
Brian Smith
President and Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Carol Brault
Carol Brault
Chief Financial Officer (Principal Financial and Accounting Officer)